Form 10-Q
period 1999-03-31
PCORDER COM INC
filed 1999-05-17
CIK 1068726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 0-25447
                        -------


                               PCORDER.COM, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                           74-2720849
               --------                           ----------
      (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)         Identification No.)

         5000 Plaza on the Lake
             Austin, Texas
             (512) 684-1100                         78746
         ----------------------                     -----
(Address of principal executive offices           (Zip Code)
         and telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes        No  X
                                          ---       ---

As of May 11, 1999, there were 2,771,315 shares of the Registrant's Class A Common Stock outstanding and 12,757,000 shares of the Registrant's Class B Common Stock outstanding.

                                     INDEX
                               PCORDER.COM, INC.

                                                                        Page No.
PART I         FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

               BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED) AND          3
               DECEMBER 31, 1998

               STATEMENTS OF OPERATIONS FOR THE THREE MONTHS                4
               ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

               STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS                5
               ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                    6

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      9
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                           32

Item 2.        CHANGES IN SECURITIES                                       32

Item 3.        DEFAULTS UPON SENIOR SECURITIES                             33

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         33

Item 5.        OTHER INFORMATION                                           33

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                            33

SIGNATURES                                                                 34

EXHIBIT INDEX                                                              35

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               PCORDER.COM, INC.
                           CONDENSED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                     MARCH 31,         DECEMBER 31,
                                                                       1999                1998
                                                                   ------------        ------------
                               ASSETS                               (Unaudited)

Current assets:
    Cash and cash equivalents                                        $ 49,481            $  4,726
    Accounts receivable, net                                            7,015               4,775
    Prepaid expenses                                                      208                 150
    Receivable from Trilogy, net                                          484                   -
                                                                   ------------        ------------
         Total current assets                                          57,188               9,651
    Property and equipment, net                                         1,943               1,938
    Other assets                                                            -                 665
                                                                   ------------        ------------
              Total assets                                           $ 59,131            $ 12,254
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $  1,148            $    612
    Accrued liabilities                                                 5,569               3,150
    Payable to Trilogy, net                                                 -               4,506
    Deferred revenue                                                   13,988              10,428
                                                                   ------------        ------------
         Total current liabilities                                     20,705              18,696

    Deferred revenue                                                    1,845               2,103

    Commitments and contingencies (Note 7)

    Stockholders' equity (deficit)
        Common stock, par value $.01 per share  50,000,000 shares
        authorized; 15,528,037 and 12,948,602 issued and outstanding
        in 1999 and 1998, respectively                                    155                 129


        Additional paid-in capital                                     51,930               4,024
        Deferred stock compensation                                    (1,732)             (1,726)
        Accumulated deficit                                           (13,772)            (10,972)
                                                                   ------------        ------------
              Total stockholders' equity (deficit)                     36,581              (8,545)
                                                                   ------------        ------------
               Total liabilities and stockholders' equity (deficit)  $ 59,131            $ 12,254
                                                                   ============        ============



                  See notes to condensed financial statements

                               PCORDER.COM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                        THREE MONTHS ENDED           THREE MONTHS ENDED
                                                          MARCH 31, 1999               MARCH 31, 1998
                                                        ------------------           ------------------
Revenues:
  Software and subscriptions                                    $  3,944                     $  2,397
  Content and services                                             3,716                        2,108
                                                        ------------------           ------------------
     Total revenues                                                7,660                        4,505

Costs of revenues:
  Software and subscriptions                                         875                          366
  Software and subscriptions - affiliated royalty fee                326                          214
                                                        ------------------           ------------------
     Total software and subscriptions                              1,201                          580
  Content and services                                             2,743                          946
                                                        ------------------           ------------------
     Total cost of revenues                                        3,944                        1,526
                                                        ------------------           ------------------
Gross profit                                                       3,716                        2,979

Operating expenses:
  Research and development                                         1,231                          810
  Selling and marketing                                            3,975                        1,553
  General and administrative                                       1,417                          636
  Amortization of deferred stock compensation                        373                            -
                                                        ------------------           ------------------
     Total operating expenses                                      6,996                        2,999

Operating loss                                                    (3,280)                         (20)

Interest income                                                      237                            7
                                                        ------------------           ------------------

Loss before income taxes                                          (3,043)                         (13)

Income tax benefit                                                  (243)                           -
                                                        ------------------           ------------------

Net loss                                                        $ (2,800)                    $    (13)
                                                        ==================           ==================

Basic and diluted net loss per share                            $  (0.20)                    $ (0.001)
                                                        ==================           ==================

Weighted average shares outstanding                               13,907                       12,800
                                                        ==================           ==================



                  See notes to condensed financial statements

                               PCORDER.COM, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                         THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                           MARCH 31, 1999               MARCH 31, 1998
                                                                         ------------------           ------------------

Operating activities
Net loss                                                                       $(2,800)                     $   (13)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation                                                                     601                          156
   Amortization of deferred stock compensation                                      373                            -
   Changes in operating assets and liabilities:
       Accounts receivable, net                                                  (2,240)                      (5,785)
       Prepaid expenses and other assets                                            607                            -
       Accounts payable                                                             536                          (37)
       Accrued liabilities                                                        2,419                          420
       Receivable/Payable from/to Trilogy, net                                   (4,825)                       2,450
       Deferred revenue                                                           3,302                        3,755
                                                                         ------------------           ------------------

Net cash provided by (used in) operating activities                              (2,027)                         946

Investing activities
Purchase of property and equipment                                                 (606)                        (806)
                                                                         ------------------           ------------------

Net cash used in investing activities                                              (606)                        (806)

Financing activities
Proceeds from the issuance of common stock, net                                  47,239                            -
Proceeds from the exercise of stock options                                         149                            -
                                                                         ------------------           ------------------

Net cash provided by financing activities                                        47,388                            -
                                                                         ------------------           ------------------

Increase in cash and cash equivalents                                            44,755                          140

Cash and cash equivalents at beginning of period                                  4,726                        2,207
                                                                         ------------------           ------------------

Cash and cash equivalents at end of period                                     $ 49,481                     $  2,347
                                                                         ==================           ==================



                  See notes to condensed financial statements

                               PCORDER.COM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Business

pcOrder.com, Inc., (the "Company") is a majority owned subsidiary of Trilogy Software, Inc. and its predecessor entities including Trilogy Development Group, Inc. ("parent" or "Trilogy"). The Company commenced operations as a separate business unit within Trilogy on July 1, 1993 and was incorporated as a separate entity on July 18, 1994. The Company provides electronic commerce technology and tailored solutions to the manufacturers, distributors and resellers of computer products primarily in the U.S. The Company's products include software applications and support for those applications. The software applications consist of an integrated application suite that includes cataloging, quoting, pricing, availability, and product configuration. Content for these applications in the form of detailed product databases containing configuration, pricing, availability and specifications are also provided and updated by the Company. Customers can choose to have the Company host the software applications or install them at their site. In addition, the Company provides consulting services to help customers build and integrate electronic commerce capabilities to meet their specified needs.

Effective February 26, 1999, the Company completed its initial public offering of 2,530,000 shares at $21 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount) totaled approximately $47 million.

2.  Basis of Presentation

The quarterly financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended December 31, 1998, which can be found in the Company's registration statement filed on form S-1, as amended (Registration No. 333-62985). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

3.  Related Party Transactions

The Company and Trilogy have entered into a number of agreements that govern the business activities between the two companies. Pursuant to such agreements, the Company is required to pay Trilogy for the continuing use of Trilogy's technology and for services performed by Trilogy on behalf of the Company. For the quarters ended March 31, 1999 and 1998, the Company incurred royalty fees due to Trilogy in the amounts of $326,000 and $214,000, respectively. Additionally, the Company was charged approximately $65,000 and $104,000 for the quarters ended March 31, 1999 and 1998, respectively, for certain management services performed by Trilogy on behalf of the Company.

During the quarter ended March 31, 1999, the Company paid Trilogy approximately $5.4 million to satisfy amounts due to Trilogy pursuant to the intercompany agreements discussed above. Such amount had accumulated over several quarters and was paid in part with proceeds generated by the Company's initial public offering. As of March 31, 1999, approximately $0.5 million was owed to the Company by Trilogy, and was comprised primarily of accumulated federal tax benefits generated by the Company and that will be utilized by Trilogy in its consolidated tax return.

4.  Net Loss per Share

For the quarter ended March 31, 1999 approximately 1,777,000 common stock equivalents were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the quarter ended March 31, 1998, there were no common stock equivalents. Accordingly, the diluted net loss per share amounts were the same as the basic net loss per share amounts for both periods.

5.  Stockholders' Equity

On February 2, 1999, the authorized capital stock of the Company was reclassified as set forth in the Amendment to the Certificate of Incorporation and consists of 37,243,000 shares of Class A common stock, par value of $.01 per share, 12,757,000 shares of Class B common stock, par value of $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. Each share of common stock of the Company not owned by Trilogy was reclassified into one share of Class A common stock and each share of common stock owned by Trilogy was reclassified into one share of Class B common stock. The Class A common stock and Class B common stock have substantially identical rights other than as described below.

The Class B common stock entitles its holders to eight votes per share while the Class A common stock entitles its holders to one vote per share on all matters submitted to a vote or for the consent of stockholders. The shares of Class B common stock are convertible at any time prior to a tax free spin-off at the option of the holder into shares of Class A common stock on a share-for-share basis. Each outstanding share of Class B common stock will automatically be converted into a share of Class A common stock upon any transfer of such share, if after the transfer, such share is not owned by Trilogy, an affiliate of Trilogy, or a non-affiliate of Trilogy which acquires more than 50% of the then outstanding Class B common stock in a single transaction. In addition, subject to certain conditions, then outstanding shares of Class B common stock will automatically convert, after the fifth anniversary of the first transfer of Class B common stock in a tax-free spin-off. The effect of this reclassification has been reflected for all periods presented in the accompanying financial statements.

6.  Income Taxes

The Company's operations are included in the consolidated income tax returns filed by Trilogy. Furthermore, the Company and Trilogy have entered into an intercompany tax allocation agreement. Accordingly, the current income tax benefit included in the accompanying condensed statements of operations has been computed based on the amount of the benefit to the consolidated group expected to be obtained through utilization of the Company's net operating losses and other tax attributes. Deferred taxes are computed as if the Company had not been included in the consolidated tax group of Trilogy.

7.  Commitments and Contingencies

The Company has filed a lawsuit against a former employee, and the former employee has filed a separate lawsuit against the Company regarding commissions owed to the former employee by the Company. While the ultimate result of this matter cannot be currently predicted, management does not expect it to have a material adverse effect on the Company's financial condition or results of operations. However, litigation is subject to inherent uncertainties and, therefore, there can be no assurance that this action will not have a material adverse effect on the Company's financial condition or results of operations.

8.  Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria are met. The Company adopted SOP 98-1 effective January 1, 1999. Such adoption did not have a material impact on the Company's financial condition or results of operations.

Effective December 15, 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition", With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and 98-4 extending the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP 98-9 will have a material effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 including statements relating to the Company's belief that its existing cash and cash equivalents will be sufficient to fund its anticipated cash needs for working capital and capital expenditures for the next 12 months, the Company's anticipated expenditures relating to its research and development and selling and marketing efforts, and anticipated revenues from ContentSource/TM/. These statements involve risks and uncertainties, including the risk that existing cash and cash equivalents may not be sufficient to fund the Company's operations, that the Company will not be able to access capital as needed, or on terms acceptable to the Company, that the Company will not devote currently anticipated resources to research and development and selling and marketing efforts, that anticipated revenues from ContentSource/TM/ will not be realized, and other risks detailed below (see "Risk Factors That May Affect Results of Operations and Financial Condition"). Actual results could differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements beyond such date.

Overview

pcOrder is a leading provider of Internet-based e-commerce solutions that are designed to enable the computer industry's suppliers, resellers and end users to buy and sell computer products online. The Company leverages Internet technologies to provide comprehensive e-commerce solutions designed to increase sales and marketing productivity, meet end-user demand for online ordering, reduce costs and shorten order fulfillment cycles for industry participants.
The Company's solutions include software applications that automate product search, comparison, configuration, pricing, financing and ordering, combined with what the Company believes is the industry's largest content database consisting of detailed product, categorization, compatibility, pricing and availability information.

The Company derives the majority of its revenues from software and subscription fees and related content and service fees. Software and subscription fees consist of subscription-based and perpetual license arrangements. Currently, the Company derives the majority of its software and subscription fees from subscription-based arrangements, but may from time to time grant perpetual licenses to accommodate individual customer needs. Content fees are charged for access, entry, updating and maintenance of computer product data and are generally contracted for on a subscription basis. The Company's service fees consist of providing integration, customization and training services to the Company's customers. Such fees are generally charged on a time and materials basis; however, the Company has in the past and may from time to time in the future provide such services on a fixed price basis.

Historically, the Company's content services have been sold in conjunction with the Company's software applications. However, during the quarter ended March 31, 1999, the Company launched ContentSourceTM, a subscription-based data service that provides potential customers the opportunity to subscribe to the Company's content services without purchasing the Company's software. Such service is primarily targeted towards Internet retail sites, channel e-commerce sites and portal engines. No revenues from this subscription-based data service were recognized during the quarter ended March 31, 1999. However, such revenues are expected to increase during the year ending December 31, 1999.

Revenue from perpetual licenses and software subscriptions is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. In the case of perpetual licenses, revenue is recognized immediately upon achievement of the above criteria. In the case of subscriptions, revenue recognition commences upon achievement of the above criteria, but is generally recognized ratably over the life of the arrangement. Software maintenance fees relating to perpetual licenses are recognized ratably over the term of the applicable maintenance agreement. Content fees are generally recognized ratably over the applicable subscription period.

Time and materials service fees are recognized as the services are performed. The Company recognizes revenue on fixed price service arrangements upon (i) the completion of specific contractual events, or (ii) based on an estimated percentage of completion as work progresses.

The Company records cash advances and amounts billed in excess of revenue recognized as deferred revenue. The Company's deferred revenue balance on March 31, 1999 was $15.8 million. Approximately $14.0 million of this deferred revenue is expected to be recognized as revenue within the following twelve months, with the remaining amount expected to be recognized in subsequent periods. The deferred revenue balance generally results from billings to and collections from customers in advance of receipt of products or performance of services. The timing and amount of cash advances from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period. Deferred revenue is not indicative of the Company's contract backlog or future revenues. The Company derives the majority of its revenues from subscription-based arrangements which may have pre-payment terms resulting in deferred revenue and which require renewal for license access and service beyond the contract period.

Pursuant to an intercompany license agreement with Trilogy, the Company is obligated to pay Trilogy royalties based on fees generated from perpetual license agreements, software maintenance and subscription-based licenses. Also, the Company has entered into certain agreements with Trilogy pursuant to which Trilogy provides certain administrative and corporate support services to the Company, including certain tax administration, payroll, payroll accounting, banking, corporate finance, recruiting and employee training services. In addition, the Company is subject to a tax allocation agreement with Trilogy.
See Note 3 and Note 6 of the Notes to Condensed Financial Statements.

Results of Operations

The following table sets forth the results of operations for the Company expressed as a percentage of total revenues. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                  THREE MONTHS ENDED          THREE MONTHS ENDED
                                                    MARCH 31, 1999              MARCH 31, 1998
                                                  ------------------          ------------------
Revenues:
 Software and subscriptions                                  51%                        53%
 Content and services                                        49                         47
                                                  ------------------          ------------------
   Total revenues                                           100                        100

Cost of revenues:
 Software and subscriptions                                  16                         13
 Content and services                                        36                         21
                                                  ------------------          ------------------
   Total cost of revenues                                    52                         34
                                                  ------------------          ------------------
Gross profit                                                 48                         66

Operating expenses:
 Research and development                                    16                         18
 Selling and marketing                                       52                         35
 General and administrative                                  18                         14
 Amortization of deferred stock compensation                  5                          -
                                                  ------------------          ------------------
   Total operating expenses                                  91                         67

Operating loss                                              (43)                        (1)
Interest income                                               3                          -
                                                  ------------------          ------------------
Loss before income taxes                                    (40)                        (1)
Income tax benefit                                            3                          -
                                                  ------------------          ------------------
Net loss                                                    (37)%                       (1)%
                                                  ==================          ==================

Revenues

Total revenues increased 70% to $7.7 million for the quarter ended March 31, 1999 from $4.5 million for the quarter ended March 31, 1998, reflecting an increase in the Company's customer base for its software applications, content services and related software integration, customization and training services.

Software and Subscriptions. Software and subscription revenues increased 65% to $3.9 million for the quarter ended March 31, 1999 from $2.4 million for the quarter ended March 31, 1998, representing 51% and 53% of total revenues, respectively. The increase in absolute dollars was due primarily to higher subscription revenues related to the Company's expanded customer base and higher perpetual license revenues period to period. Software and subscription revenues decreased as a percentage of total revenues primarily due to a higher relative increase in content and service revenues related to additional content fees, software integration, customization and training services associated with the Company's increased customer base.

Software and subscription revenues recognized under perpetual licenses were $0.6 million and $0.2 million for the quarters ended March 31, 1999 and 1998, respectively, representing 7% and 3% of total revenues, respectively. The increase in absolute dollars and as a percentage of total revenues was due primarily to a perpetual license agreement executed during the first quarter of 1999.

Content and Services. Content and service revenues increased 76% to $3.7 million for the quarter ended March 31, 1999 from $2.1 million for the quarter ended March 31, 1998, representing 49% and 47% of total revenues, respectively. The increase in absolute dollars and as a percentage of total revenues was due primarily to additional content fees and software integration, customization and training services associated with the Company's increased customer base.

Cost of Revenues

Software and Subscriptions. Cost of software and subscription revenues consists primarily of royalties paid to Trilogy and the cost of providing software maintenance. Cost of software and subscription revenues increased 107% to $1.2 million for the quarter ended March 31, 1999 from $0.6 million for the quarter ended March 31, 1998, representing 30% and 24% of software and subscription revenues, respectively. The increase in cost of software and subscription revenues in absolute dollars was due primarily to (i) an increase in customer support headcount and the related operating expenses and, to a lesser extent,
(ii) an increase in royalties paid to Trilogy on software applications as a result of increased total revenues. The increase in cost of software and subscription revenues as a percentage of software and subscription revenues was due primarily to the increased personnel and other costs associated with providing software maintenance services to a greater number of customers.

Content and Services. Cost of content and service revenues consists primarily of the cost of providing access, entry, update and maintenance services for computer product information services and the cost of in-house and contract personnel providing software integration, customization and training services. Cost of content and service revenues increased 190% to $2.7 million for the quarter ended March 31, 1999 from $0.9 million for the quarter ended March 31, 1998, representing 74% and 45% of content and service revenues, respectively. The increase in cost of content and service revenues in absolute dollars and as a percentage of content and service revenues was due primarily to (i) an increase in headcount and related costs within the Company's content management group ("PC Labs"), and (ii) increased personnel and other costs associated with providing increased software integration, customization and training services to the Company's software customers. Additionally, revenue under a fixed fee arrangement was recognized during the first quarter of 1998 for which the majority of the associated costs were expensed in the fourth quarter of 1997, thus further impacting the period to period percentage change.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support the Company's product development efforts. Research and development expenses increased 52% to $1.2 million for the quarter ended March 31, 1999 from $0.8 million for the quarter ended March 31, 1998, representing 16% and 18% of total revenues, respectively. The increase in absolute dollars was primarily due to an increase in internal development personnel and related costs period to period. The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development costs in absolute dollars to increase in future periods.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and outsourced personnel costs, advertising, travel, tradeshows and public relations expenses. Selling and marketing expenses increased 156% to $4.0 million for the quarter ended March 31, 1999 from approximately $1.6 million for the quarter ended March 31, 1998, representing 52% and 35% of total revenues, respectively. The increase in absolute dollars and as a percentage of total revenues was due primarily to an increase in personnel and the Company's increased marketing campaign expenditures. The Company believes that such expenses will increase in absolute dollars in future periods as it continues to expand its sales and marketing organization and activities.

General and Administrative. General and administrative expenses consist primarily of personnel costs, recruiting and professional legal and accounting services, as well as management fees paid to Trilogy. General and administrative expenses increased 123% to $1.4 million for the quarter ended March 31, 1999 from $0.6 million for the quarter ended March 31, 1998, representing 18% and 14% of total revenues, respectively. The increase in absolute dollars and as a percentage of total revenues was due primarily to increased personnel and facility expenses necessary to support the Company's growth. The Company believes general and administrative expenses will increase in absolute dollars as the Company expands its personnel and infrastructure to support its growth.

Amortization of Deferred Stock Compensation. The Company records deferred stock compensation expense for the difference between the exercise price of certain stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Such amount is amortized over the vesting periods of the underlying options. During the quarter ended March 31, 1999, such amortization totaled approximately $0.4 million. Of this amount, approximately $53,000 related to options that were granted during the quarter ended March 31, 1999, with the remainder of the amortization amount being related to options granted during 1998. There were no compensatory option grants made during or prior to the quarter ended March 31, 1998. Accordingly, there was no amortization of deferred stock compensation recorded for such period.

Income Taxes. The Company is included in the consolidated income tax return of and has entered into a tax sharing agreement with Trilogy. Should Trilogy's ownership interest fall below 80% of the outstanding shares, the Company will no longer be included in the consolidated group or be subject to the tax sharing agreement. See Note 6 of the Notes to Condensed Financial Statements.

The Company's effective tax rate was 8% and 0% for the quarters ended March 31, 1999 and 1998, respectively. The primary differences between the effective tax rates for such periods resulted from increases to the valuation allowance for the Company's deferred tax assets. Had the Company filed separate income tax returns, the Company's effective tax rate would have been 0% for the quarters ended March 31, 1999 and 1998, reflecting the uncertain future utilization of the Company's deferred tax assets.

Liquidity and Capital Resources

From inception through 1996, the Company financed its operations primarily through advances from its parent, Trilogy. Since 1997, the Company has primarily financed its operations from cash provided by operations. As of March 31, 1999, the Company had approximately $49.5 million in cash and cash equivalents, reflecting the proceeds received by the Company from its recent initial public offering. As of March 31, 1999, the Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, management anticipates a substantial increase in its capital expenditures and lease commitments consistent with the aforementioned anticipated growth in operations, infrastructure and personnel.

Cash used in operations was $2.0 million for the quarter ended March 31, 1999 and cash provided by operations was $0.9 million for the quarter ended March 31, 1998. Cash used in operations for the quarter ended March 31, 1999 resulted primarily from a net loss of $2.8 million and the payment of approximately $5.4 million to Trilogy to pay off existing intercompany indebtedness, offset by increases in the Company's accrued liabilities and deferred revenue accounts. Cash provided by operations for the quarter ended March 31, 1998 resulted primarily from favorable changes in the Company's operating assets and liabilities, primarily increases in deferred revenue and the payable to Trilogy.

Net cash used in investing activities of $0.6 million and $0.8 million for the quarters ended March 31, 1999 and 1998, respectively, was primarily related to purchases of equipment. In 1998, the Company also had expenditures for leasehold improvements related to the move into its current facility.

For the quarter ended March 31, 1999, cash provided by financing activities totaled $47.4 million and was almost entirely attributable to the Company's initial public offering. There was no cash flow from financing activities for the quarter ended March 31, 1998. In February 1999, the Company completed its initial public offering of 2,530,000 shares of Class A common stock with net proceeds totaling approximately $47.2 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund its anticipated cash needs for working capital and capital expenditures for the next 12 months. However, there can be no assurances that the Company will not be required to raise additional financing prior to such time, that additional financing will be available when needed or that, if available, such financing will be available on terms favorable to the Company and its stockholders.

Year 2000 Compliance

The Company uses a number of computer software programs and operating systems and its proprietary solutions include source code which must address the Year 2000 issue. However, the Company believes that its Year 2000 issues are limited to information technology ("IT") systems

(i.e., software programs and computer operating systems) and that because its business is not solely dependent on the use of non-IT systems (i.e., embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery), the failure of any such non-IT systems as a result of Year 2000 issues would not have a material adverse effect on the Company's operations.

The Company relies, in part, on Trilogy's internal computer systems. The Company has been informed by Trilogy that Trilogy's internal computer systems are Year 2000 compliant. The Company has completed a limited review of its IT systems and the products for which the Company currently provides maintenance and support, which involved testing and verification as described below. Based on such review, the Company believes its own IT systems and the products for which the Company currently provides maintenance and support are Year 2000 compliant. The Company's Year 2000 compliance effort consisted of verifying and testing the ability of the products for which the Company currently provides maintenance and support to successfully handle the date change from December 31, 1999 to January 1, 2000, date changes from February 28 to February 29 and arbitrary dates ranging from 2000 to 2037. The Company has no plans to conduct further review of its currently supported products or IT systems. The Company has not historically made any material expenditures in readying its IT systems or currently supported products for the Year 2000 and does not believe it will be necessary in the future to expend any material amounts in connection with Year 2000 compliance.

Notwithstanding the foregoing, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's current or future products. Any failure by the Company to make its products Year 2000 compliant, or of such products not to be Year 2000 compliant as a result of a failure of Trilogy's products to be Year 2000 compliant, could result in a decrease in sales of the Company's products, unanticipated expenses to address Year 2000 problems or significant liabilities resulting from losses suffered by the Company's customers due to such Year 2000 problems, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have, and currently has no plan to make, a contingency plan for the remediation of Year 2000 problems that may effect the Company's IT systems and products, or the third-party equipment and software utilized by the Company, and it will be necessary for the Company to make the necessary expenditures to assess and remedy such problems in the event they arise in the future, which expenditures, if any, cannot currently be estimated by the Company. There can be no assurance that such expenditures, if required, would not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's solutions also utilize and depend on third-party equipment and software that may not be Year 2000 compliant. The Company contacted certain third-party vendors in order to ascertain their Year 2000 compliance. Based on information supplied by such third-party vendors, the Company's officially supported products developed using Visual Basic 5, Visual C++ or Java can be certified Year 2000 compliant only through December 31, 2036, the last date which the Company tested and verified. The Company estimates that such certification applies to 90% to 95% of the Company's total products. Many of the Company's products also use or rely on Microsoft's SQL Server product, which has been certified Year 2000 compliant through December 31, 9999. The Company believes that approximately 1.0% of the Company's products use or rely on third-party vendor software which may be subject to Year 2000 issues and for which the Company has received no assurance of Year 2000 compliance. To the extent any of the Company's products are customized, whether by the Company or a third party, there can be no assurance that any such customized product will continue to be Year 2000 compliant. Failure of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent the Company's products are installed on customers' systems which rely on other software, firmware or hardware which may not be Year 2000 compliant, problems in communications among industry participants could result in a delay in the Company's products achieving market acceptance. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products from the Company of computer products manufacturers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk Factors That May Affect Results of Operations and Financial Condition

Limited Operating History, History of Losses and Anticipated Continuing Operating Losses

The Company was established as a separate business unit within Trilogy on July 1, 1993, was incorporated on July 18, 1994 and began to recognize revenue in April 1994. A majority of the Company's significant customers entered into their agreements with the Company only since the third quarter of 1997. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based and is subject to all of the risks inherent in the establishment of a new business enterprise. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the markets addressed by the Company. To address these risks, the Company must, among other things, manage its growth, significantly expand its sales and marketing organization, successfully develop new products and product enhancements, achieve market acceptance of its products and services and respond to competitive developments. There can be no assurance that the Company will be successful in addressing these risks, that the Company's past revenue growth will continue in the future or that the Company will achieve profitability in the future or, if achieved, that the Company will maintain profitability on a quarterly or annual basis.

Except for a small operating profit in 1995, the Company has incurred annual losses from operations since its inception on July 1, 1993, and the Company expects to continue to incur losses from operations on both a quarterly and an annual basis for the foreseeable future. At March 31, 1999, the Company had an accumulated deficit of $13.8 million. The Company believes that its future profitability and success, if any, will depend in large part on, among other things, its ability to maintain and expand relationships with computer products manufacturers, distributors, resellers, retailers, other industry participants and end-users, including corporate buyers and consumers, and its ability to successfully enter into new relationships with such participants. To date, the Company has achieved only limited penetration of its current customers. A key element of the Company's strategy is to increase its penetration of existing customer accounts through the sale of its products and services that offer greater functionality and have higher revenue potential. In order to implement this strategy, the Company intends to significantly expand its sales and marketing organization, which will require substantial financial, personnel and management expenditures. In the event that these or other initiatives undertaken by the Company do not result in significantly increased revenues, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company's business is still in an emerging stage, and revenue and income potential from the Company's business is unproven, making an evaluation of the Company and its prospects difficult. There can be no assurance that the Company's revenues will increase or even continue at their current levels or that the Company will achieve or maintain profitability or generate cash from operations in future periods.

Significant Fluctuations in Future Operating Results

The Company's revenues and operating results have in the past fluctuated significantly and are expected to fluctuate significantly in the future due to a combination of factors, many of which are outside of the Company's control. Factors that may materially and adversely affect the Company's future revenues and operating results include, but are not limited to, the Company's ability to significantly expand its sales and marketing organization, the Company's ability to successfully develop new and enhanced products, the Company's ability to manage its growth, the level of demand for the Company's products, the timing and amount of license payments from the Company's customers, the Company's ability to retain existing customers and increase sales to such customers, the timing and volume of new orders and the Company's capacity to fulfill such orders, the Company's ability to maintain or increase current rates of sales productivity, the level of product and price competition, the announcement or introduction of new or enhanced products and services by the Company or its competitors, the Company's ability to upgrade and develop its internal control systems, the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business and sales and marketing infrastructure, downtime of the Company's systems or Internet capacity or reliability problems, risks associated with the Company's relationship with Trilogy, the Company's ability to attract and retain key technical, sales and managerial personnel, the growth in the use and acceptance of, and activity on, the Internet, World Wide Web ("Web") and Internet-related technologies, particularly by corporate, institutional and government users for the purchase of computer products, the extent to which unauthorized access and use of online information is perceived as a threat to network security, customer budgets, seasonal trends in customer purchasing and general economic conditions. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. In addition, the timing and amount of revenues associated with particular sales can vary significantly based upon (i) the number of products that are accessed and the number of authorized users, and
(ii) whether the fees are perpetual or subscription-based. The Company has in the past recognized, and may in the future be required to recognize, a significant portion of revenue derived from license agreements with its customers in a single fiscal quarter, which can cause significant variations in quarterly revenues. Moreover, small delays in customer orders can cause significant variability in the Company's revenues and results of operations for any particular period. As a result, the timing of significant orders and the recognition of revenue from such orders is unpredictable. Unfavorable changes in any of the above factors could materially and adversely affect the Company's revenues, gross margins and results of operations.

As a result of the Company's limited operating history and the emerging nature of the e-commerce market in which the Company competes, there can be no assurance that the Company will be able to accurately forecast its revenues.
The Company's current and future expense levels are based primarily on its operating plans and estimates of future revenues and are to a large extent fixed costs. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the Company's business, financial condition and results of operations.
Moreover, the Company currently intends to significantly expand its sales and marketing organization, which would result in a substantial increase in operating expenses. To the extent such expenses are incurred prior to or do not result in increased revenues, the Company's operating losses in a given quarter may be significantly greater than expected. Based upon all of the foregoing, the Company believes that its quarterly and annual revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the Company's results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Moreover, although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will achieve profitability on a quarterly or annual basis in the future. Due to the foregoing as well as other factors, it is likely that the Company's operating results will be below market analysts' expectations in some future quarters, which could materially and adversely affect the market price of the Company's common stock.

Dependence on Significant Growth of Sales and Marketing Organization

The Company believes that its future profitability and success will depend in large part on, among other things, its ability to maintain and expand its relationships with computer product manufacturers, distributors, resellers, retailers and other industry participants, and its ability to enter into new relationships with such participants. To date, the Company has achieved only limited penetration of its current customers. A key element of the Company's strategy is to increase its penetration of existing customer accounts. In order to implement this strategy, the Company intends to significantly expand its sales and marketing organization. However, competition for sales and marketing personnel is intense. Moreover, the recruitment and hiring of such individuals is typically a time-consuming and expensive process. There can be no assurance that the Company will be able to attract, assimilate and retain qualified sales and marketing personnel on a timely basis in the future, or at all. The Company's failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Emerging Market for E-Commerce; Unproven Business Model

The market for software products such as those offered by the Company is still emerging, and there can be no assurance that it will continue to grow or that, even if the market does grow, the Company's products will achieve market acceptance among computer product manufacturers, distributors, resellers, retailers, other industry participants and end users, including corporate buyers and consumers. Historically, these entities have purchased computer products and accessories and exchanged information regarding such products primarily through traditional means of commerce and communications. The Company has expended, and will continue to expend, significant resources educating potential customers about the Company's products and their capabilities and benefits. There can be no assurance that these expenditures will enable the Company's products to achieve market acceptance. If the market for the Company's products fails to grow or grows more slowly than the Company anticipates, or if the Company's products fail to achieve significant market acceptance, the Company's business, results of operation and financial condition would be materially and adversely affected.

The Company's business model is evolving and unproven. The Company is dependent on its ability to attract a significant number of customers and channel partners from the computer industry and expand its existing relationships. There can be no assurance that the Company will be successful in achieving market acceptance of its independent third-party e-commerce solutions and services or in achieving significant market share before competitors offer products, applications or services with features similar or superior to the Company's current or proposed offerings. If a significant number of participants fail to adopt the Company's solutions or adopt such solutions more slowly than anticipated, or if the Company fails to retain or fails to further penetrate its existing customer accounts, the Company may not achieve the critical mass of users it believes is necessary to enable the success of its solutions and services. In particular, a fundamental element of the Company's business strategy is to enter into contractual relationships with manufacturers and distributors that enable the Company to derive increasing revenues from such customers to the extent that the Company's e- commerce solutions are more broadly adopted by market participants. Accordingly, the Company intends to incur significant expenses during 1999 to implement such strategy. There can be no assurance that the Company will be successful in its efforts to increase the number of manufacturers, distributors, resellers, retailers and other market participants that adopt the Company's solutions. Any failure on the part of the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration; Risks Associated with Reliance on Certain Contracts

Historically, the Company's top five customers have accounted for a significant percentage of the Company's total revenues. Generally, contracts with these customers have terms ranging from one to five years and may be terminated earlier in the event of an uncured breach or certain other events. In addition, revenues from contracts with these customers are not equally distributed over the term of the contracts, and there can be no assurance that total revenues will not decline because of decreased revenues from these customers in future periods. The Company expects that it will continue to depend upon a relatively small number of contracts for a substantial portion of its revenues for the foreseeable future. There can be no assurance that the Company will derive any revenue from sales of products pursuant to agreements with these customers in any given future period. In the event that any such contracts are not renewed or are otherwise terminated, the Company's business, financial condition and results of operations would be materially and adversely affected.

A majority of the Company's significant customers have entered into their agreements with the Company only since the third quarter of 1997. These contracts generally have terms ranging from one to five years, and the Company has only limited experience with renewing such contracts. The Company's future growth is dependent in part on its ability to renew existing contracts on terms favorable to the Company and to further penetrate its existing customer accounts with products that offer greater functionality and higher revenue potential.
For example, the Company entered into an agreement with Ingram Micro in September of 1998 in connection with subscriptions to, and related services supporting, various products of the Company, including Prime Access Web Storefront and Customer Desktop. pcOrder retains ownership of all software licensed under the agreement. The Company agreed to indemnify Ingram Micro Inc. ("Ingram Micro") in the event of a claim that any software licensed to Ingram Micro by the Company infringes the intellectual property of a third party. Additionally, pursuant to the agreement with Ingram Micro, the source code for software licensed to Ingram Micro will be deposited in escrow. The initial term of the agreement is through December 2003, unless terminated earlier by either party upon prior notice in the event of a payment default, material breach, termination of business or breach of confidentiality. The agreement may be renewed for additional one-year periods upon the agreement of the parties prior to the end of the current term. Because of the Company's limited experience with contract renewals in general, there can be no assurance the Company will be successful in renewing the Ingram Micro contract or other existing contracts, or if such contracts are renewed, that they will be renewed on terms favorable to the Company. Any failure to do so on the part of the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Growth of the Internet, Internet Infrastructure Development and Internet Commerce

The increased use of the Internet for retrieving, sharing and transferring information among manufacturers, distributors, resellers, retailers and end users, including corporate buyers and consumers of computers and computer products, has only recently begun to develop, and the Company's success will depend in large part on continued growth in, and the use of, the Internet for commerce. Critical issues remain unresolved concerning commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, and these issues are likely to affect the development of the market for the Company's products. The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon traditional means of commerce and communications, generally will require the acceptance by these entities of a new and evolving medium of conducting business and exchanging information. Such acceptance is likely only in the event that the Internet provides these entities with greater efficiency and an improved arena of commerce and communication. Demand for and market acceptance of commerce on the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including the growth in commercial access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in user bandwidth. If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, the Company's business, results of operations and financial condition would be materially adversely affected. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of the Company's products. The Company's ability to increase the speed with which it provides services to customers and to increase the scope of such services ultimately is limited by and reliant upon the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for the Company's products is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. No assurance can be given that these improvements will be made or that, if made, they will be made in a sufficiently timely and cost-effective manner so as to facilitate market acceptance of the Company's products.

Lengthy Sales and Implementation Cycle

Due in part to the significant departure from traditional means of commerce and communications entailed by the adoption and use of the Company's products, the Company is generally required to provide a significant level of education regarding the use and benefits of its products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of the Company's products by its customers for deployment within a customer's organization typically involves a significant commitment of capital and other resources, and is therefore subject to delays that are beyond the Company's control, such as the customers' internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations, among other factors. The decision-making process can also be substantially impacted by the sales practices of, and product introductions by, the Company's competitors. The Company has historically experienced a lengthy cycle for sales of its products to resellers, and longer sales cycles for sales of its products to manufacturers and distributors. There can be no assurance that the Company will not continue to experience lengthy sales cycles in the future. Certain of the Company's customers have in the past experienced difficulties or delays in completing implementations of the Company's products. Although such difficulties and delays to date have not had a material adverse effect on the Company, no assurances can be given that similar difficulties or delays will not occur in the future. Any such difficulties or delays could cause delays in the recognition of related revenues, cause customers to reject the Company's solutions or lead to the delay or non-receipt of future orders for the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Computer Industry

The Company derives substantially all of its revenues either directly or indirectly from the computer industry, and the Company's future growth is dependent on the computer industry. The computer industry is sensitive to general economic, business and industry conditions that can cause buyers of computers and computer products to reduce or delay their investments in computer systems. Any event or condition that results in decreased spending on computers or computer products, or consolidation within the computer industry, could have a negative effect on the Company's customers and negatively impact the Company's business, operating results and financial condition. Furthermore, certain of the Company's customers have recently been acquired. Although to date such acquisitions have not had an adverse effect on the Company' s relationships with these customers, there can be no assurance that these acquisitions or other acquisitions of the Company's customers in the future will not have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Maintaining Database

The Company updates and maintains an extensive database of technical and descriptive information on computer products, including over 600,000 product SKUs from over 1,000 manufacturers. Currently, this information is primarily used to support the Company's software applications and the Company seeks to provide users with timely access to current, comprehensive information on product specifications, availability and pricing. Certain of the Company's contracts obligate it to maintain data accuracy at prescribed levels. Maintaining the Company's databases is a highly manual process and the Company utilizes a combination of highly trained internal personnel and contract personnel provided by third- party service organizations. Furthermore, the Company's computer systems and databases must be sufficiently scalable to process large amounts of complex product specification and configuration data without significant degradation in performance. In the past the Company has experienced periodic difficulties with data accuracy. For example, in the second quarter of 1998, database capacity constraints limited the Company's ability to accept daily pricing and availability updates from distributors, which resulted in a temporary disruption in the Company's ability to provide this data to certain reseller customers, and failures to renew and delays of contract renewals by certain of such customers. Although these difficulties have not in the past materially adversely affected the Company, there can be no assurance that the Company will not experience similar data maintenance and accuracy problems in future periods, which could result in a loss of customers or have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, certain of the Company's customer contracts provide for service level guarantees for data accuracy. To the extent the Company is unable to maintain data accuracy at required levels, the Company could incur significant liabilities and the applicable contracts could be terminated, any of which would have a material adverse effect on the Company's business, results of operations and financial condition.

Control By and Relationship with Trilogy

As of March 31, 1999, Trilogy owned 12,757,000 shares of Class B common stock of the Company representing approximately 82% of the total outstanding common stock of the Company, and approximately 97% of the total voting power of the common stock. Accordingly, Trilogy has the voting power to determine the outcome of any matter submitted for the vote or consent of pcOrder stockholders, except where a separate vote of the holders of Class A common stock is required by Delaware law. Since each share of Class B common stock entitles its holder to eight votes while each share of Class A common stock entitles its holder to one vote, Trilogy will retain this voting power even while it holds less than a majority of the Company's outstanding common stock. For example, Trilogy will be able to direct the election of all directors of the Company, to cause the amendment of the Company's Certificate of Incorporation, Bylaws and other documents, and generally to exercise a controlling influence over the business and affairs of the Company, including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, future issuances of equity securities by the Company, the incurrence of indebtedness by the Company and the payment of dividends with respect to the Common Stock. Similarly, Trilogy will have the power to prevent, delay or cause a change in control of the Company and could take other actions that might be favorable to Trilogy but not necessarily favorable to other stockholders of the Company. There can be no assurance that conflicts, disagreements or other disputes between the Company and Trilogy will not arise, or that such disputes will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of the Company. There can be no assurance that Trilogy's ownership of the Company's Class B common stock or its other relationships with the Company will not have a material adverse effect on the Company's business, financial condition or results of operations, on its other stockholders or on the market price of the Company's Class A common stock.

Trilogy could elect to sell all or a substantial portion of its equity interest in the Company to a third party, which could represent a controlling or substantial interest in the Company, without offering to other stockholders of the Company the opportunity to participate in such a transaction. Under the terms of the Company's Certificate of Incorporation, a single transaction resulting in the transfer of greater than 50% of Trilogy's equity interest in the Class B common stock to a non-affiliate of Trilogy will result in such non-affiliate having the disproportionate per share voting rights currently held by Trilogy. In the event of a sale of Trilogy's interest to a third party, such third party may be able to control the Company in the manner that Trilogy is currently able to control the Company, including with respect to the election of all of the members of the Company's Board of Directors. Such a sale may adversely affect the Company's other stockholders and the market price of the Class A common stock and may adversely affect the Company's business, financial condition and results of operations.

Risks Associated with Dependence on Trilogy; Limited Independent Operating History; Potential Conflicts of Interest

The Company is dependent upon Trilogy to provide certain key technology and management functions to the Company. Pursuant to the terms of a Technology, Services and License Agreement, (the "Technology Agreement"), the Company licenses certain technology from Trilogy on a non-exclusive basis subject to certain limitations. Any termination of such license, or reduction in the performance of such licensed technology, that requires the Company to internally develop or license similar technology from a third party would be disruptive to the Company's business. Further, the Company believes that similar technology is not currently available from any third party and, if the license from Trilogy were terminated, there can be no assurance that the Company could successfully internally develop similar technology or license similar technology from a third party. As a result, any termination of the license from Trilogy would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, Trilogy is prohibited from competing with the Company only through June 1, 1999. There can be no assurance that Trilogy will not compete directly with the Company after June 1, 1999, and that such competition would not have a material adverse effect on the Company's business, financial condition and results of operations. Further, Trilogy has joint ownership rights in technology jointly developed by the Company and Trilogy during the term of the Technology Agreement, and there can be no assurance that Trilogy will not utilize such technology in competition with the Company after June 1, 1999 or license its technology to competitors of the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has historically relied on Trilogy to provide certain human resource, finance, recruiting, legal and other services. However, Trilogy has little or no obligation to continue to provide such assistance to the Company on an ongoing basis. To the extent Trilogy no longer provides such services to the Company, the Company will be required to develop and implement the operational, administrative and other systems and infrastructure necessary to support its current and future business. The Company estimates that the cost of such development and implementation will be material to the Company. Any failure to successfully develop and implement such systems and infrastructure would have a material adverse effect on the Company's business, financial condition and results of operations.

Conflicts of interest may arise between the Company and Trilogy in a number of areas relating to their past and ongoing relationships, including potential competitive business activities, indemnity arrangements, tax and intellectual property matters, potential acquisitions or financing transactions, sales or other dispositions by Trilogy of shares of the Company's common stock held by it and the exercise by Trilogy of its ability to control the management and affairs of the Company. The Company and Trilogy have not established any formal procedures to address or resolve these potential conflicts. There can be no assurance that any conflicts that may arise between the Company and Trilogy will be resolved in a manner that does not have a material adverse effect on the Company or its other stockholders, even if such result is not intended by Trilogy. In addition, except as previously discussed, nothing in the Company's agreements with Trilogy prohibits Trilogy from competing directly with the Company or being acquired by a third party, either of which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in the event of a tax free spin-off, the shares of Class B common stock held by Trilogy's transferee will not be convertible into Class A common stock for a period of five years following such tax free spin- off. Accordingly, following a tax free spin-off, a transferee or group of transferees of such Class B common stock could hold the voting power to affect or determine the outcome of matters submitted to the vote or consent of pcOrder stockholders, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Ownership interests of directors or officers of the Company in the common stock of Trilogy or service as both a director or officer of the Company and an officer or employee of Trilogy could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the Company and Trilogy. Joseph A. Liemandt, a director of the Company, is the Chairman and Chief Executive Officer and a substantial stockholder of Trilogy. The Company and Trilogy have not established any formal procedures to address or resolve these potential conflicts.

Possible Future Sales of Common Stock by Trilogy

Subject to applicable federal securities laws and the restrictions set forth in the Certificate of Incorporation, Trilogy may sell any and all of the shares of the Company's Class B common stock beneficially owned by it or shares of the Class A common stock issuable upon conversion of the Class B common stock, or distribute any or all of such shares of Class B common stock to its stockholders. In general, prior to a tax free spin-off each share of Class B common stock is convertible into one share of Class A common stock at the election of the holder thereof, and each share of Class B common stock will be converted automatically into one share of Class A common stock upon a transfer if after the transfer such share is not owned by Trilogy, Trilogy Inc. (Trilogy's parent), an affiliate of Trilogy, Inc. or a non-affiliate of Trilogy, Inc. that acquires more than 50% of the then outstanding Class B common stock in a single transaction. In addition, in the event of a tax-free spin-off, the shares of Class B common stock held by Trilogy's transferee will not be convertible into Class A common stock for a period of five years following such tax-free spin-off. Accordingly, following a tax free spin-off, a transferee or group of transferees of such Class B Common Stock would hold the voting power to affect or determine the outcome of matters submitted to the vote or consent of pcOrder stockholders, which could have a material adverse effect on the Company's business, financial condition or results of operations. Sales or distribution by Trilogy of substantial amounts of common stock in the public market or to its stockholders, or the perception that such sales or distribution could occur, could adversely affect the prevailing market prices for the Class A common stock. Trilogy is not subject to any obligation to retain its controlling interest in the Company, except that Trilogy has agreed not to sell or otherwise dispose of any shares of Class B common stock (or shares of Class A common stock issuable upon the conversion of such Class B common stock) with the exception of the Trilogy Options, for a period of 180 days after the date of the Company initial public offering without the prior written consent of Goldman, Sachs & Co., the lead underwriter of the Company's initial public offering. No notice will be given to stockholders of the Company if Goldman, Sachs & Co. grants such written consent to Trilogy. As a result, there can be no assurance concerning the period of time during which Trilogy will maintain its ownership of Class B common stock (or shares of Class A common stock issuable upon the conversion of such Class B common stock). Moreover, there can be no assurance that, in any transfer by Trilogy of a controlling interest in the Company, any holders of Class A common stock will be able to participate in such transaction or will realize any premium or other amounts with respect to their shares of Class A common stock. Trilogy has registration rights with respect to the shares of Class B common stock owned by it and the shares of Class A common stock issuable upon conversion thereof, which rights would facilitate any future disposition. These registration rights are transferred automatically to any transferee of shares of Class B common stock (or shares of Class A common stock issuable upon the conversion of such Class B common stock).

Risk of System Failure; Single Site

The Company's success depends largely upon the efficient and uninterrupted operation of its communication systems. The Company has contracted with certain of its customers to provide server hosting and to maintain redundant leased lines to ensure system availability. All of the Company's development and management systems are located at a single facility leased by the Company in Austin, Texas. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Although the Company has taken certain steps to prevent a system failure, there can be no assurance that such measures will be successful and that the Company will not experience system failures in the future. Furthermore, the Company does not have a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur as a result of any system failure. The occurrence of any system failure or similar event could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may move to third-party hosting of its servers. There can be no assurance that this transition, if undertaken, would be effected without interruptions that could adversely affect the Company's business, results of operations and financial condition. Further, such third-party host would be subject to the same risks of system failure as the Company's current site.

Future Capital Needs; Uncertainty of Additional Financing

The Company requires substantial working capital to fund its business. The Company currently believes that its existing capital resources will be sufficient to meet its presently anticipated cash requirements for at least the next 12 months. Thereafter, the Company may be required to raise additional funds; provided, however, no assurance can be given that the Company will not need to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience significant dilution.

Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will be available on terms acceptable to the Company and its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to expand its sales and marketing organization, develop new products and product enhancements, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Management of Growth

The Company's business has grown rapidly in the last three years, with total revenues increasing from $5.9 million in 1996 to $21.7 million in 1998 and the total number of employees increasing from 1 in July 1994 to 194 as of December 31, 1998. Furthermore, significant increases in the number of employees are anticipated in future periods. In particular, the Company currently intends to significantly expand the number of employees in its sales and marketing organization and to expand the number of employees in its client services, research and development and finance organizations. This growth has resulted in, and can be expected to continue to require, substantial expansion of the Company's infrastructure, including operating and financial systems and controls and the geographic scope of its operations and customers. Recent rapid growth has also resulted, and will continue to result, in new and increased responsibilities for management personnel, and such growth has placed and, if it continues, is expected to continue to place, a significant strain on the Company's management and operations. The Company has recently hired a significant number of executives to augment its management infrastructure to manage the potential growth of its business, including its Chief Financial Officer and certain key sales and marketing personnel. These individuals have not previously worked together or with the Company's existing management and are in the process of integrating as a management team. There can be no assurance that they will be able to work together effectively. In addition, the Company has historically relied on Trilogy to provide certain human resource, finance, recruiting, legal and other services, and the Company is in the process of assuming responsibility for such services and similar services provided by outside sources. Furthermore, the Company's dependence on outside sources to provide services previously performed by Trilogy will likely increase. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

New Products and Technological Changes; Risks Associated with Transition to New Technology Platform

The market for the Company's e-commerce solutions is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address increasingly sophisticated customer requirements. There can be no assurance that the Company will be successful in identifying, developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's business, operating results and financial condition would be materially and adversely affected if the Company were to incur difficulties or delays in developing new products or enhancements or if such products or enhancements did not gain market acceptance.

Products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of or delay in market acceptance. The Company's introduction of new products or product enhancements with reliability, quality or compatibility problems could also result in reduced bookings, delays in collecting accounts receivable and in additional service and warranty costs. The Company has in the past experienced difficulties and delays in successfully installing its products at certain customer sites. Although in each case the problems were remedied and did not have a material adverse effect on the Company, no assurances can be given that similar problems will not occur in the future or that such problems, if they were to occur, would not have a material adverse effect on the Company.

The Company is currently engaged in transitioning certain aspects of its product architecture to a more modular and flexible design. There can be no assurance that the Company or its new customers will not experience any performance problems with this new technology platform, whether in the form of bugs, compatibility difficulties or otherwise. In addition, there can be no assurance that the Company's existing customers will be able to successfully transition to this new technology platform. A failure of the Company's products based on this new technology platform to perform satisfactorily or a failure by the Company to properly manage the transition by its existing customers to this new technology platform could result in cancellation of customer contracts, a decline in the Company's competitive position or reduced or delayed sales of its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence Upon Key Personnel

The Company's future success depends in significant part upon the continued service of a relatively small number of key management, technical, sales and marketing personnel, especially Ross A. Cooley, the Company's Chairman of the Board and Chief Executive Officer, and Christina C. Jones, the Company's President, Chief Operating Officer and founder, each of whom is a party to an employment agreement with the Company. Mr. Cooley, in his capacity as the Company's Chairman of the Board and Chief Executive Officer, currently performs various executive and leadership functions, including development of the Company's strategic and operational plans, executive management of new customer and new account relationship activities and recruitment of senior management personnel. Ms. Jones, in her capacity as the Company's President and Chief Operating Officer, is principally responsible for managing the Company's daily operations. The Company currently does not carry key person life insurance for either Mr. Cooley or Ms. Jones. The Company believes that it depends primarily on Mr. Cooley and Ms. Jones, the loss of either of whom would have a material adverse effect on the

Company. The Company's future success also depends on its continuing ability to attract and retain other highly qualified management, technical, sales and marketing personnel. Competition for such personnel is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key management, technical, sales and marketing employees or that it will be successful in attracting, assimilating and retaining other highly qualified management, technical, sales and marketing personnel in the future. The loss of any member of the Company's key management, technical, sales and marketing personnel or the inability to attract and retain additional qualified personnel would have a material adverse effect on the Company's business, operating results and financial condition.

Risk of Changes in Accounting Standards

Effective December 15, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, "Software Revenue Recognition', With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," extending the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Full implementation guidelines for this standard have not yet been issued. Once available, the Company's revenue accounting practices may need to change and there can be no assurance that such change would not materially adversely affect the Company's business, operating results and financial condition.

Competition

The market for software products that enable e-commerce is intensely competitive, and the Company expects competition in its market segment to increase substantially. Numerous companies provide e-commerce solutions, and several competitors target the specific computer and computer related products industry in which the Company competes. The Company's competitors include both large companies with substantially greater resources than the Company, systems integrators and the internal IT departments of certain of the Company's customers and potential customers. The Company believes that its principal sources of competition are systems integrators and the internal IT departments of its customers and potential customers. These organizations may seek to develop e-commerce solutions through the use of tools offered by the Company's competitors primarily focused on providing e-commerce enabling solutions to the computer industry such as Calico Software, Selectica, Inc., Open Market, Inc. and BroadVision, Inc. Furthermore, there are a number of significantly larger companies with which the Company does not currently compete that do not presently offer the same or similar e-commerce solutions offered by the Company but that could with limited barriers to entry compete directly with the Company in the future. In addition, except as previously discussed, nothing in the Company's agreements with Trilogy prohibits Trilogy from competing directly or indirectly with the Company. The Company believes that the principal competitive factors for companies seeking to provide e-commerce enabling solutions are price, functionality, product performance, content, reliability and customer service. Increased competition could result in price reductions, reduced margins and loss of market share, any of which would materially and adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

Uncertain Protection of Intellectual Property

The Company's success depends in part on its ability to protect its proprietary software and other intellectual property. To protect its proprietary rights, the Company relies generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers, although the Company has not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use the Company's products or technology, or develop similar technology. There can be no assurance that the Company's agreements with employees, consultants and others who participate in product development activities will not be breached, that the Company will have adequate remedies for any breach, or that the Company's software or trade secrets will not otherwise become known or independently developed by competitors.

Many of the Company's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has been issued or is issued in the future, the Company would need to either obtain a license or design around the patent. There can be no assurance that the Company would be able to obtain such a license on acceptable terms, if at all, or to design around the patent. The Company pursues the registration of certain of its trademarks and service marks in the United States and in certain other countries, although it has not secured registration of all of its marks. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. The Company licenses certain of its proprietary rights to third parties, and there can be no assurance that such licensees will abide by compliance and quality control guidelines with respect to such proprietary rights or that such licensees will not take actions that would materially and adversely affect the Company's business, financial condition and results of operations.

There can be no assurance that the Company's efforts to protect its intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of its technology or to prevent the development by others of products or technologies similar to or competitive with those developed by the Company. The Company's failure or inability to protect its proprietary rights could materially and adversely affect its business, financial condition and results of operations.

The computer software industry is characterized by frequent and substantial intellectual property litigation that often is complex and expensive and involves a significant diversion of resources and uncertainty of outcome. In the future, the Company may need to pursue litigation to enforce and protect its intellectual property rights or to defend against a claim of infringement or invalidity. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, the Company has not conducted and does not intend to conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed. If the Company were to discover that its products violate third-party proprietary rights, there can be no assurance that it would be able to obtain licenses to continue offering such products, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards. Any claims against the Company relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing the Company from distributing certain products. Such claims could materially and adversely affect the Company's business, financial condition and results of operations.

Risk of Product Liability Claims

The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any material product liability claims to date, the sale and support of the Company's products entails the risk of such claims. The Company currently has only limited insurance coverage against product liability and errors and omissions claims and there can be no assurance that such insurance will continue to be available to the Company on commercially reasonable terms or at all. A product liability claim brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

International Sales Risks

Although the Company has had limited sales outside of the U.S. and Canada, the Company expects to increase its sales in international markets. In order to expand international sales, the Company must establish additional foreign operations, hire additional personnel and establish relationships with additional channel partners. This expansion will require significant management attention and financial resources and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. Although the Company's international sales are primarily denominated in U.S. dollars, the Company expects to incur an increasing percentage of obligations denominated in foreign currencies. A change in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets and could otherwise adversely affect the Company's ability to meet its foreign-currency-denominated obligations. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

Possible Volatility of Share Price

The market price of the Company's common stock has been and may continue to be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations, and general market conditions or market conditions specific to particular industries. In particular, the stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations which have often been unrelated to the operating results of such companies. Such fluctuations may adversely affect the market price of the common stock. Furthermore, in the past, following periods of volatility in the market price of a company's securities, securities class action claims have been brought against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, even if ultimately determined in favor of the Company, and any adverse determination in such litigation could also subject the Company to significant liabilities, any or all of which could have a material adverse effect on the Company's business, operating results and financial condition.

PART 2.   OTHER INFORMATION

Item  1.  Legal Proceedings

In January 1999, the Company filed an action for declaratory judgement in the 345th Judicial District Court of Travis County, Texas, Case No. 99-00787 against its former Vice President, Sales from July 1998 to December 1998, seeking to have certain claims for sales commissions, other commissions and stock grants invalid. In February 1999, the defendant in the Company's action filed a complaint against the Company and Christina Jones, the Company's President and Chief Operating Officer, in the County Court Law, for Dallas County Texas, Case No. CC-99-01194d, requesting actual and punitive damages of not less than $3.0 million as a result of alleged failure of the Company to pay certain commissions and stock grants, among other matters. The defendant filed a Motion to Abate the Company's Travis County case, which was heard on April 19, 1999 and was denied. The Company intends to contest the action vigorously and does not believe that the resolution will have a material adverse effect on the Company's financial condition or results of operations. However, litigation is subject to inherent uncertainties and, therefore, there can be no assurance that this action will not have a material adverse effect on the Company's financial condition or results of operations.

Item  2.  Changes in Securities

On February 2, 1999, the authorized capital stock of the Company was reclassified as set forth in the Amendment to the Certificate of Incorporation and consists of 37,243,000 shares of Class A common stock, par value of $.01 per share, 12,757,000 shares of Class B common stock, par value of $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. Each share of common stock of the Company not owned by Trilogy was reclassified into one share of Class A common stock and each share of common stock owned by Trilogy was reclassified into one share of Class B common stock. The Class A common stock and Class B common stock have substantially identical rights other than as described below.

The Class B common stock entitles its holders to eight votes per share while the Class A common stock entitles its holders to one vote per share on all matters submitted to a vote or for the consent of stockholders. The shares of Class B common stock are convertible at any time prior to a tax free spin-off at the option of the holder into shares of Class A common stock on a share- for-share basis. Each outstanding share of Class B common stock will automatically be converted into a share of Class A common stock upon any transfer of such share, if after the transfer, such share is not owned by Trilogy, an affiliate of Trilogy, or a non-affiliate of Trilogy which acquires more than 50% of the then outstanding Class B common stock in a single transaction. In addition, subject to certain conditions, the then outstanding shares of Class B common stock will automatically convert, after the fifth anniversary of the first transfer of Class B common stock in a tax-free spin- off. The effect of this reclassification has been reflected for all periods presented in the accompanying financial statements.

The Company's registration statement (Registration No. 333-62985) under the Securities Act of 1933, as amended, for its initial public offering became effective on February 26, 1999. Goldman, Sachs & Co., Credit Suisse First Boston Corporation, and SG Cowen Securities Corporation were the managing underwriters of the offering. In the offering, the total price to the public, underwriting discounts and commissions, and proceeds to the Company were $53.1 million, $3.7 million, and $49.4 million, respectively. Offering proceeds, net of aggregate expenses to the Company of approximately $2.2 million, were approximately $47.2 million. The Company has used a portion of the proceeds in the repayment of $5.4 million in indebtedness to its parent company. The remainder of the net proceeds has been used to purchase temporary investments consisting of cash, cash equivalents, and short-term investments. Except for the $5.4 million payment to Trilogy discussed above, none of the net offering proceeds were paid directly or indirectly to directors, officers or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

Item  3.  Defaults upon Senior Securities

None

Item  4.  Submission of Matters to a Vote of Security Holders

In February 1999, prior to its initial public offering, the Company submitted the following matters to a vote of its security holders through an action by written consent. Each of the matters were approved by holders of the required majority of the Company's outstanding common stock at that time.

1. To approve an amendment to Article Four of the Certificate of Incorporation of the Company to reclassify the authorized capital stock of the Company into 37,243,000 shares of Class A common stock, par value of $0.01 per share, 12,757,000 shares of Class B common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

2. To approve and adopt the Company's 1999 Stock Option Plan and to initially reserve a total of 1,500,000 shares of Class A common stock for issuance to employees, directors and consultants of the Company and its related entities.

Item  5.  Other Information

None

Item  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          ---------

          The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

     (b)  Reports on Form 8-K:
          --------------------

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PCORDER.COM, INC.



Date:  May 13, 1999          /s/    James J. Luttenbacher
                             ---------------------------------------------------
                                    Name:  James J. Luttenbacher
                                    Title: Vice President, Chief Financial
                                        Officer and Secretary

                                 EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                               Numbered
Number                           Exhibit Title                          Page
-------     -----------------------------------------------------   ------------

  27        Financial Data Schedule                                      36