Form 10-Q
period 1999-06-30
PCORDER COM INC
filed 1999-08-13
CIK 1068726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 0-25447
                        -------


                               PCORDER.COM, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                           74-2720849
               --------                           ----------
      (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)         Identification No.)

        5001 Plaza on the Lake
            Austin, Texas
            (512) 684-1100                           78746
          ------------------                         -----
  (Address of principal executive offices          (Zip Code)
         and telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---        ---

As of August 9, 1999, there were 2,788,063 shares of the Registrant's Class A Common Stock outstanding and 12,757,000 shares of the Registrant's Class B Common Stock outstanding.

                                     INDEX
                               PCORDER.COM, INC.

                                                                        Page No.
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets as of June 30, 1999 (unaudited) and     3
           December 31, 1998

           Condensed Statements of Operations for the Three Months Ended    4
           June 30, 1999 and 1998 (unaudited) and for the Six Months
           Ended June 30, 1999 and 1998 (unaudited)

           Condensed Statements of Cash Flows for the Six Months Ended      5
           June 30, 1999 and 1998 (unaudited)

           Notes to Condensed Financial Statements (unaudited)              6

Item 2.    Management's Discussion and Analysis of Financial Condition     10
           and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                               30

Item 2.    Changes in Securities                                           30

Item 3.    Defaults Upon Senior Securities                                 30

Item 4.    Submission of Matters to a Vote of Securities Holders           30

Item 5.    Other Information                                               30

Item 6.    Exhibits and Reports on Form 8-K                                30

SIGNATURES                                                                 31

EXHIBIT INDEX                                                              32

Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements


                               pcOrder.com, Inc.
                            Condensed Balance Sheets
                (In thousands, except share and per share data)

                                                                               June 30,                   December 31,
                                                                                 1999                         1998
                                                                     -------------------------    -------------------------
ASSETS                                                                       (Unaudited)

Current assets:
  Cash and cash equivalents                                                           $ 47,928                     $  4,726
  Short-term investments                                                                   696                            -
  Accounts receivable, net                                                              21,010                        4,775
  Prepaid expenses and other assets                                                        422                          150
                                                                     -------------------------    -------------------------
    Total current assets                                                                70,056                        9,651
Property and equipment, net                                                              2,154                        1,938
Long-term investments                                                                    2,774                            -
Other assets                                                                                 -                          665
                                                                     -------------------------    -------------------------
    Total assets                                                                      $ 74,984                     $ 12,254
                                                                     =========================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                    $  1,130                     $    612
  Accrued liabilities                                                                    9,573                        3,150
  Payable to Trilogy, net                                                                  539                        4,506
  Deferred revenue                                                                      25,867                       10,428
                                                                     -------------------------    -------------------------
    Total current liabilities                                                           37,109                       18,696

Deferred revenue                                                                         3,988                        2,103

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
  Common stock, par value $.01 per share - 50,000,000 shares authorized; 15,533,242 and 12,948,602 issued and outstanding  in
  1999 and 1998, respectively                                                              155                          129
  Additional paid-in capital                                                            51,855                        4,024
  Deferred stock compensation                                                           (1,403)                      (1,726)
  Unrealized gain/(loss) on investments                                                    (14)                           -
  Accumulated deficit                                                                  (16,706)                     (10,972)
                                                                     -------------------------    -------------------------
    Total stockholders' equity (deficit)                                                33,887                       (8,545)
                                                                     -------------------------    -------------------------
      Total liabilities and stockholders' equity (deficit)                            $ 74,984                     $ 12,254
                                                                     =========================    =========================



                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                       Condensed Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended                             Six Months Ended
                                                            June 30,                                      June 30,
                                            ------------------------------------------    ------------------------------------------
                                                          1999                   1998                   1999                   1998
                                            -------------------    -------------------    -------------------    -------------------

Revenues:
  Software and subscriptions                            $ 4,288                $ 3,075                $ 8,232              $ 5,472
  Content and services                                    4,620                  2,003                  8,336                4,111
                                            -------------------    -------------------    -------------------    -----------------
     Total revenues                                       8,908                  5,078                 16,568                9,583

Cost of revenues:
  Software and subscriptions                                821                    418                  1,696                  784
  Software and subscriptions - affiliated                   301                    216                    627                  430
   royalty fee
                                            -------------------    -------------------    -------------------    -----------------
     Total software and subscriptions                     1,122                    634                  2,323                1,214
  Content and services                                    3,357                  1,417                  6,100                2,363
                                            -------------------    -------------------    -------------------    -----------------
     Total cost of revenues                               4,479                  2,051                  8,423                3,577
                                            -------------------    -------------------    -------------------    -----------------
Gross profit                                              4,429                  3,027                  8,145                6,006

Operating expenses:
  Research and development                                1,537                    975                  2,768                1,785
  Selling and marketing                                   4,723                  2,170                  8,698                3,723
  General and administrative                              1,386                    660                  2,803                1,296
  Amortization of deferred stock
   compensation                                             321                    227                    694                  227
                                            -------------------    -------------------    -------------------    -----------------
     Total operating expenses                             7,967                  4,032                 14,963                7,031

Operating loss                                           (3,538)                (1,005)                (6,818)              (1,025)

Interest income                                             604                     38                    841                   45
                                            -------------------    -------------------    -------------------    -----------------

Loss before income taxes                                 (2,934)                  (967)                (5,977)                (980)

Income tax benefit                                            -                      -                   (243)                   -
                                            -------------------    -------------------    -------------------    -----------------

Net loss                                              $  (2,934)               $  (967)               $(5,734)             $  (980)
                                            ===================    ===================    ===================    =================

Basic and diluted net loss per share                  $   (0.19)               $ (0.08)               $ (0.39)             $ (0.08)
                                            ===================    ===================    ===================    =================

Weighted average shares outstanding                      15,530                 12,811                 14,723               12,803
                                            ===================    ===================    ===================    =================



                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                     ----------------------------------------------------
                                                                                1999                        1998
                                                                     ------------------------    ------------------------

Operating activities
Net loss                                                                  $            (5,734)         $             (980)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation                                                                         1,069                         385
   Amortization of deferred stock compensation                                            694                         227
   Changes in operating assets and liabilities:
       Accounts receivable, net                                                       (16,235)                     (4,851)
       Prepaid expenses and other assets                                                  305                           -
       Accounts payable                                                                   518                          85
       Accrued liabilities                                                              6,423                         226
       Payable to Trilogy, net                                                         (3,802)                      2,184
       Deferred revenue                                                                17,324                       8,587
                                                                     ------------------------    ------------------------

Net cash provided by operating activities                                                 562                       5,863

Investing activities
Purchase of short-term and long-term investments                                       (3,484)                          -
Purchase of property and equipment                                                     (1,285)                     (1,687)
                                                                     ------------------------    ------------------------

Net cash used in investing activities                                                  (4,769)                     (1,687)

Financing activities
Proceeds from the issuance of common stock, net                                        47,239                           -
Proceeds from the exercise of stock options                                               170                         200
                                                                     ------------------------    ------------------------

Net cash provided by financing activities                                              47,409                         200
                                                                     ------------------------    ------------------------

Increase in cash and cash equivalents                                                  43,202                       4,376

Cash and cash equivalents at beginning of period                                        4,726                       2,207
                                                                     ------------------------    ------------------------

Cash and cash equivalents at end of period                                $            47,928          $            6,583
                                                                     ========================    ========================



                  See notes to condensed financial statements
                                 pcOrder, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

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

Effective February 26, 1999, the Company completed its initial public offering of 2,530,000 shares at $21 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount), totaled approximately $47.2 million.

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

3.  Investments

The Company's investments consist primarily of high-quality short to long term commercial paper, corporate notes, and money market mutual funds. The investments are classified as available-for-sale and are reported at fair value in the accompanying condensed balance sheets. As of June 30, 1999, unrealized losses were approximately $14,000 and are reported as a component of stockholders' equity within comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

4.  Related Party Transactions

The Company and Trilogy have entered into a number of agreements that govern the business activities between the two companies. Pursuant to such agreements, the Company is required to pay Trilogy royalties for the use of Trilogy's technology and management fees for services performed by Trilogy on behalf of the Company. For the three months ended June 30, 1999 and 1998, the Company incurred royalty fees due to Trilogy in the amounts of $301,000 and $216,000, respectively. For the six months ended June 30, 1999 and 1998, the Company incurred royalty fees due to Trilogy in the amounts of $627,000, and $430,000, respectively. Additionally, the Company is required to pay for certain management services performed by Trilogy on behalf of the Company. For the three months ended June 30, 1999 and 1998, the Company was charged approximately $65,000 and $64,000, respectively, for such services. For the six months ended June 30, 1999 and 1998, the Company was charged approximately $130,000 and $168,000, respectively.

The Company periodically makes payments to satisfy the amounts due to Trilogy pursuant to the intercompany agreements discussed above. No such payment was made during the three months ended June 30,1999. However, during the six months ended June 30, 1999, the Company paid Trilogy approximately $5.4 million. Such amount had accumulated over several quarters and was paid in part with proceeds generated by the Company's initial public offering. As of June 30, 1999, the Company owed Trilogy approximately $539,000 which was comprised primarily of the royalty and management fees, as discussed above.


5.  Net Loss per Share

For the three months ended June 30, 1999 approximately 1,949,000 in common stock equivalents were excluded from the diluted earnings per share calculation. For the six months ended June 30, 1999, such amount totaled approximately 1,879,000 shares. There were no common stock equivalents for the three months and six months ended June 30, 1998. The aforementioned shares were excluded from the diluted earnings per share calculations for the three months and six months ended June 30, 1999, as they were anti-dilutive due to the Company's net loss. Accordingly, the diluted net loss per share amounts were the same as the basic net loss per share amounts for all periods presented.

6.  Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income (loss) or stockholders' equity. The components of comprehensive loss for the periods presented in the accompanying statements of operations are as follows:

                                                   Three Months Ended                             Six Months Ended
                                                        June 30,                                      June 30,
                                        ------------------------------------------    ------------------------------------------
                                               1999                   1998                   1999                   1998
                                        -------------------    -------------------    -------------------    -------------------

Net Loss                                      $      (2,934)         $        (967)         $      (5,734)         $        (980)
Unrealized gain/(loss) on investments                   (14)                     -                    (14)                     -
                                        -------------------    -------------------    -------------------    -------------------
Comprehensive loss                            $      (2,948)         $        (967)         $      (5,748)         $        (980)
                                        ===================    ===================    ===================    ===================


7.  Stockholders' Equity

The Company's authorized capital stock consists of 37,243,000 shares of Class A common stock, par value of $.01 per share, 12,757,000 shares of Class B common stock, par value of $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. On February 2, 1999, each share of common stock of the Company not owned by Trilogy was reclassified into one share of Class A common stock and each share of common stock owned by Trilogy was reclassified into one share of Class B common stock. The Class A common stock and Class B common stock have substantially identical rights other than as described below.

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

8.  Income Taxes

The Company's operations are included in the consolidated income tax returns filed by Trilogy. Furthermore, the Company and Trilogy have entered into an intercompany tax allocation agreement. Accordingly, the current income tax benefit included in the accompanying condensed statements of operations for the six months ended June 30, 1999, has been computed based on the amount of the benefit to the consolidated group expected to be obtained through utilization of the Company's net operating losses and other tax attributes. Deferred taxes are computed as if the Company had not been included in the consolidated tax group of Trilogy.

9.  Commitments and Contingencies

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

10. Recent Accounting Pronouncements


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q includes forward-looking statements, including the statements relating to the amount of deferred revenue estimated to be recognized as revenue within the next 12 months, recognition of revenues from our subscription-based services and the Compaq agreement, our belief that existing cash and cash equivalents and related investments will be sufficient to fund our anticipated cash needs for working capital and capital expenditures for the next 12 months, and our expectations regarding future expense levels. Any forward-looking statements we make involve risks and uncertainties, including those described under "Risk Factors That May Affect Results of Operations and Financial Condition" below. Actual results may differ materially. All forward-looking statements included in this report are made as of the date of this report, and we assume no obligation to update these statements.

Overview

pcOrder is a leading provider of software applications and content and computer product information and related services, all of which are designed to enable the computer industry's suppliers, resellers and end users to buy and sell products on-line. Increasingly, more business is being conducted over the Internet. This type of business is commonly known as e-commerce. Our tailored solutions, which include software applications and content, are designed to enable computer industry participants to take advantage of the increasing adoption of e-commerce to automate sales and distribution functions such as product search, comparison, configuration, pricing, financing, ordering and reseller selection. Our solutions are designed to enable our customers to lower their cost of sales, reduce inventory levels, and more efficiently interact with their business partners and customers.

We derive our revenues from software and subscription fees and related content and service fees. Software and subscription fees consist of subscription-based and perpetual license software arrangements. Currently, we derive the majority of our software and subscription fees from subscription-based arrangements, but may from time to time grant perpetual licenses to accommodate individual customer needs. Content fees are charged on a subscription basis for access to and maintenance of information stored in our database. Our service fees consist of providing integration, customization and training services to our customers. These fees are generally charged on a time and materials basis. However, we have in the past and may from time to time in the future provide these services on a fixed price basis. Additionally, we often provide hosting services to our software customers for a monthly fee.

Historically, our content and related services have been sold in conjunction with our software applications. However, during the quarter ended March 31, 1999, we launched ContentSourceTM, a subscription-based service that allows customers to subscribe solely to our content without purchasing our software. This service is primarily targeted towards Internet retailers, corporate resellers, distributors, and third parties that provide shopping services to Internet portals. Although no revenues from this subscription-based service were recognized during the six months ended June 30, 1999, revenues from this service are expected to start being recognized during the remainder of 1999.

In June 1999, the Company expanded its customer relationship with Compaq Computer Corporation. Under the new agreement, the Company will provide a broader range of software applications and services across more of Compaq's electronic commerce initiatives and include international as well as domestic deployments. The agreement is a multi-year subscription-based agreement, but can be terminated earlier by either party upon prior notice in the event of a payment default, material breach, failure of the Company to provide certain deliverables, and termination of business. It is expected that revenues from this agreement will begin to be recognized during the remainder of 1999.

Revenue from perpetual licenses and software subscriptions is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. In the case of perpetual licenses, revenue is recognized immediately upon achievement of the above criteria. In the case of subscriptions, revenue recognition commences upon achievement of the above criteria, but is generally recognized over the life of the arrangement. Software maintenance fees relating to perpetual licenses are recognized over the term of the applicable maintenance agreement. Content fees, including fees from ContentSourceTM, are generally recognized over the applicable service period, which generally commences upon initial content entry or delivery.

Time and materials service fees are recognized as the services are performed. We recognize revenue on fixed price service arrangements (1) upon the completion of specific contractual events, or (2) based on an estimated percentage of completion as work progresses.

We record cash advances and amounts billed in excess of revenue recognized as deferred revenue. Our deferred revenue balance on June 30, 1999 was $29.9 million. Approximately $25.9 million of this deferred revenue is expected to be recognized as revenue within the following 12 months, with the remaining amount estimated to be recognized in later periods. The deferred revenue balance generally results from billings to and collections from customers in advance of receipt of products or performance of services. The timing and amount of cash advances from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period. Deferred revenue is not indicative of our contract backlog or future revenues. We derive the majority of our revenues from subscription based arrangements which may have pre-payment terms resulting in deferred revenue and which require renewal for license access and service beyond the contract period. Fluctuations in deferred revenue result in similar fluctuations in our cash flow from operations.

In connection with an intercompany license agreement with Trilogy, we are obligated to pay Trilogy royalties based on fees generated from perpetual license agreements, software maintenance and subscription-based licenses. Also, we have entered into some agreements with Trilogy under the terms of which Trilogy provides some administrative and corporate support services to us, including some tax administration, payroll, payroll accounting, banking, corporate finance, recruiting and employee training services. In addition, we have entered into a tax allocation agreement with Trilogy. See Notes 4 and 8 of the Notes to Condensed Financial Statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                     Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                  -------------------------------------------
                                                      1999        1998       1999       1998
                                                  ----------  ----------  ---------  --------
Revenues:
 Software and subscriptions                               48%         61%        50%       57%
 Content and services                                     52          39         50        43
                                                  ----------  ----------  ---------  --------
     Total revenues                                      100         100        100       100

Cost of revenues:
 Software and subscriptions                               13          12         14        13
 Content and services                                     37          28         37        24
                                                  ----------  ----------  ---------  --------
     Total cost of revenues                               50          40         51        37
                                                  ----------  ----------  ---------  --------
Gross profit                                              50          60         49        63

Operating expenses:
 Research and development                                 17          19         17        19
 Selling and marketing                                    53          43         52        39
 General and administrative                               15          13         17        13
 Amortization of deferred stock compensation               4           5          4         2
                                                  ----------  ----------  ---------  --------
     Total operating expenses                             89          80         90        73

Operating loss                                           (39)        (20)       (41)      (10)
Interest income                                            6           1          5         -
                                                  ----------  ----------  ---------  --------
Loss before income taxes                                 (33)        (19)       (36)      (10)
Income tax benefit                                         -           -          1         -
                                                  ----------  ----------  ---------  --------
Net loss                                                 (33)%       (19)%      (35)%     (10)%
                                                  ==========  ==========  =========  ========

Revenues

Total revenues increased 75% to $8.9 million for the three months ended June 30, 1999 from $5.1 million for the three months ended June 30, 1998. Total revenues increased by 73% to $16.6 million for the six months ended June 30, 1999 from $9.6 million for the six months ended June 30, 1998. The overall increase in revenues for both periods is primarily attributable to an increase in our customer base for our software applications, content services and related software integration, customization, training and hosting services.

Software and Subscriptions. Software and subscription revenues increased 39% to $4.3 million for the three months ended June 30, 1999 from $3.1 million for the three months ended June 30, 1998. Such amounts represented approximately 48% of total revenues for the three months ended June 30, 1999 and approximately 61% of total revenues for the three months ended June 30, 1998. Software and subscription revenues increased 50% to $8.2 million for the six months ended June 30, 1999 from $5.5 million for the six months ended June 30, 1998. Such amounts represented approximately 50% of total revenues for the six months ended June 30, 1999 and approximately 57% of total revenues for the six months ended June 30, 1998. The increase in both periods in absolute dollars was due primarily to higher subscription revenues related to our expanded customer base and, to a lesser extent, higher software maintenance revenues period to period. Furthermore, revenues from perpetual licenses increased during the six months ended June 30, 1999 when compared to the same period in 1998. Software and subscription revenues decreased as a percentage of total revenues for both periods primarily due to a higher relative increase in content and service revenues related to additional software integration, customization and training fees and, to a lesser extent, higher content and hosting fees. Such increases are attributable to an increase in new customers period to period as well as an increase in the level of services provided to our existing customer base.

Content and Services. Content and service revenues increased 131% to $4.6 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998. Such amounts represented approximately 52% of total revenues for the three months ended June 30, 1999 and approximately 39% of total revenues for the three months ended June 30, 1998. Content and service revenues increased 103% to $8.3 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998. Such amounts represented approximately 50% of total revenues for the six months ended June 30, 1999 and approximately 43% of total revenues for the six months ended June 30, 1998. The increase in absolute dollars and as a percentage of total revenues for both periods was due primarily to additional software integration, customization and training fees, and to a lesser extent, higher content and hosting fees. Such increases are attributable to an increase in new customers period to period as well as an increase in the level of services provided to our existing customer base.

Cost of Revenues

Software and Subscriptions. Cost of software and subscription revenues consists primarily of royalties paid to Trilogy and the cost of providing software maintenance. Cost of software and subscription revenues increased 77% to $1.1 million for the three months ended June 30, 1999 from $0.6 million for the three months ended June 30, 1998. Such amounts represented approximately 13% of software and subscription revenues for the three months ended June 30, 1999 and approximately 12% of software and subscription revenues for the three months ended June 30, 1998. Cost of software and subscription revenues increased 91% to $2.3 million for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998. Such amounts represented approximately 14% of software and subscription revenues for the six months ended June 30, 1999 and approximately 13% of software and subscription revenues for the six months ended June 30, 1998. The increase in cost of software and subscription revenues in absolute dollars for both periods was due primarily to (i) an increase in customer support headcount and the related operating expenses and, to a lesser extent, (ii) an increase in royalties paid to Trilogy on software applications as a result of increased total revenues.

Content and Services. Cost of content and service revenues consists primarily of the cost of providing access, entry, update and maintenance services for computer product information services and the cost of in-house and contract personnel providing software integration, customization and training services. Cost of content and service revenues increased 137% to $3.4 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. Such amounts represented approximately 73% of content and service revenues for the three months ended June 30, 1999 and approximately 71% of content and service revenues for the three months ended June 30, 1998. Cost of content and service revenues increased 158% to $6.1 million for the six months ended June 30, 1999 from $2.4 million for the six months ended June 30, 1998. Such amounts represented approximately 73% of content and service revenues for the six months ended June 30, 1999 and approximately 57% of content and service revenues for the six months ended June

30, 1998. The increase in cost of content and service revenues in absolute dollars and as a percentage of content and service revenues for both periods was due primarily to (i) an increase in headcount and related costs within our content management group and (ii) increased personnel and other costs associated with providing increased software integration, customization, training and hosting services to our software customers. Additionally, revenue under a fixed fee arrangement was recognized during the first quarter of 1998 for which the majority of the associated costs were expensed in the fourth quarter of 1997, thus further impacting the percentage changes for the three and six months ended June 30, 1998.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support our product development efforts. Research and development expenses increased 58% to $1.5 million for the three months ended June 30, 1999 from approximately $1.0 million for the three months ended June 30, 1998. Such amounts represented approximately 17% of total revenues for the three months ended June 30, 1999 and approximately 19% of total revenues for the three months ended June 30, 1998. Research and development expenses increased 55% to $2.8 million for the six months ended June 30, 1999 from $1.8 million for the six months ended June 30, 1998. Such amounts represented approximately 17% of total revenues for the six months ended June 30, 1999 and approximately 19% of total revenues for the six months ended June 30, 1998. The increase for both periods was primarily due to an increase in internal development personnel and outsourced personnel costs. Although quarterly results may fluctuate, we believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development costs in absolute dollars to increase in future periods.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and outsourced personnel costs, advertising, travel, tradeshows and public relations expenses. Selling and marketing expenses increased 118% to $4.7 million for the three months ended June 30, 1999 from approximately $2.2 million for the three months ended June 30, 1998. Such amounts represented approximately 53% of total revenues for the three months ended June 30, 1999 and approximately 43% of total revenues for the three months ended June 30, 1998. Selling and marketing expenses increased 134% to $8.7 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998. Such amounts represented approximately 52% of total revenues for the six months ended June 30, 1999 and approximately 39% of total revenues for the six months ended June 30, 1998. The increase in absolute dollars and as a percentage of revenues for both periods was due primarily to an increase in selling and marketing personnel, higher overall sales costs related to higher orders and increased marketing campaign expenditures. Although quarterly results may fluctuate, we believe that such expenses will increase in absolute dollars in future periods as we continue to expand our sales and marketing organization and activities.

General and Administrative. General and administrative expenses consist primarily of personnel costs, recruiting and professional legal and accounting services, as well as management fees paid to Trilogy. General and administrative expenses increased 110% to $1.4 million for the three months ended June 30, 1999 from $660,000 for the three months ended June 30, 1998. Such amounts represented approximately 15% of total revenues for the three months ended June 30, 1999 and approximately 13% of total revenues for the three months ended June 30, 1998. General and administrative expenses increased 116% to $2.8 million for the six months ending June 30, 1999 from $1.3 million for the six months ended June 30, 1998. Such amounts represented approximately 17% of total revenues for the six months ended June 30, 1999 and approximately 13% of total revenues for the six months ended June 30, 1998. The increase in absolute dollars and as a percentage of revenues for both periods was primarily due to increased personnel and related costs necessary to support our growth and facilities, as well as the additional expenses related to being a public company. Although quarterly results may fluctuate, we believe that general and administrative expenses will increase in absolute dollars in future periods as we expand our personnel and infrastructure to support our growth.

Amortization of Deferred Stock Compensation. We record deferred stock compensation expense for the difference between the exercise price of certain stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Such amount is amortized over the vesting periods of the underlying options. For the three months ended June 30, 1999 and 1998, such amortization was approximately $321,000 and $227,000, respectively. For the six months ended June 30, 1999 and 1998, the amortization of deferred stock compensation was $694,000 and $227,000, respectively.

Interest Income. Interest income represents income earned on cash and cash equivalents and our short and long-term investments. Interest income increased to approximately $604,000 for the three months ended June 30, 1999 from approximately $38,000 for the three months ended June 30, 1998. Interest income increased to approximately $841,000 for the six months ended June 30, 1999 from approximately $45,000 for the six months ended June 30, 1998. The increase in interest income for both periods is due to the increase in our cash and cash equivalents and short-term and long-term investments as a result of our recently completed initial public offering.

Income Taxes. We are included in the consolidated income tax return of, and have entered into a tax sharing agreement with, Trilogy. Should Trilogy's ownership interest fall below 80% of the outstanding shares, we will no longer be included in the consolidated group or be subject to the tax sharing agreement. See Note 8 of the Notes to Condensed Financial Statements.

For the three months ended June 30, 1999 and 1998 our effective tax rate was 0%. For the six months ended June 30, 1999 and 1998, our effective tax rate was 4% and 0%, respectively. The effective tax rate for each period is based on the amount of benefit that the consolidated group expects to obtain through utilization of our net operating losses and other tax attributes. Had we filed separate income tax returns, our effective tax rate would have been 0% for all periods presented reflecting the uncertain future utilization of our deferred tax assets.

Liquidity and Capital Resources

From inception through 1996, we financed our operations primarily through advances from our parent, Trilogy. Since 1997, we have primarily financed our operations from cash provided by operations. As of June 30, 1999, we had approximately $47.9 million in cash and cash equivalents and approximately $3.5 million in short and long-term investments reflecting the proceeds received in our recent initial public offering. As of June 30, 1999, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with the aforementioned anticipated growth in operations, infrastructure and personnel.

Cash provided by operations was $562,000 and $5.9 million for the six months ended June 30, 1999 and 1998, respectively. Cash provided by operations for the six months ended June 30, 1999 resulted primarily from an increase in deferred revenue, accrued liabilities, and to a lesser extent, non-cash expenses, partially offset by an increase in accounts receivable and a reduction in the payable to Trilogy. Cash provided by operations for the six months ended June 30, 1998 resulted primarily from favorable changes in the Company's operating assets and liabilities, primarily increases in deferred revenue and the payable to Trilogy.

Net cash used in investing activities was $4.8 million and $1.7 million for the six months ended June 30, 1999 and 1998, respectively. Cash used in investing activities for the six months ended June 30, 1999 was due to the purchase of short-term and long-term available for sale investments and the purchase of property and equipment. For the six months ended June 30, 1998, cash used in investing activities was related to the purchase of property and equipment. In 1998, we also had expenditures for leasehold improvements related to the move into our then current facility.

For the six months ended June 30, 1999, cash provided by financing activities totaled $47.4 million and was almost entirely attributable to our initial public offering. For the six months ended June 30, 1998, cash from financing activities was $200,000 and resulted from the exercise of stock options. In February 1999, we completed our initial public offering of 2,530,000 shares of Class A common stock with net proceeds totaling approximately $47.2 million. We believe that our existing cash and cash equivalents and related investments will be sufficient to fund our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, there can be no assurances that we will not be required to raise additional financing prior to such time, that additional financing will be available when needed or that, if available, such financing will be available on terms favorable to us and our stockholders.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations, causing disruptions of operations including, a temporary inability to process transactions, send invoices or engage in other normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with the "Year 2000" requirements. We use a number of computer software programs and operating systems and our proprietary solutions include source code which must address the Year 2000 issue. However, we believe that our Year 2000 issues are limited to information technology systems, such as software programs and computer operating systems, and that because our business is not solely dependent on the use of non-information technology systems, such as embedded systems which can be devices used to control, monitor or assist the operation of equipment and machinery, the failure of any of these non-information technology systems as a result of Year 2000 issues would not have a material adverse effect on our operations.

We rely, in part, on Trilogy's internal computer systems. We have been informed by Trilogy that Trilogy's internal computer systems are Year 2000 compliant. We have completed a review of our information technology systems and the products for which we currently provide maintenance and support, which involved testing and verification as described below. Based on this review, we believe our own information technology systems and the products for which we currently provide maintenance and support are Year 2000 compliant. Our Year 2000 compliance effort consisted of verifying and testing the ability of the products for which we currently provide maintenance and support to successfully handle the date change from December 31, 1999 to January 1, 2000, date changes from February 28 to February 29 and arbitrary dates ranging from 2000 to 2037. We have not historically made any material expenditures in readying our information technology systems or currently supported products for the Year 2000 and have no current plans to expend any material amounts in connection with Year 2000 compliance.

Notwithstanding the foregoing, Year 2000 errors or defects may be discovered in our current or future products. Any failure by us to make our products Year 2000 compliant, or if our products are not Year 2000 compliant as a result of a failure of Trilogy's products to be Year 2000 compliant, could result in a decrease in sales of our products, unanticipated expenses to address Year 2000 problems or significant liabilities resulting from losses suffered by our customers due to these Year 2000 problems, any of which could have an adverse effect on us. We do not have a contingency plan for the remediation of Year 2000 problems that may effect our information technology systems and products, or the third-party equipment and software utilized by us, and it will be necessary for us to make the necessary expenditures to assess and remedy these problems in the event they arise in the future, which expenditures, if any, we cannot estimate. These expenditures, if required, could have an adverse effect on us.

Our solutions also utilize and depend on third-party equipment and software that may not be Year 2000 compliant. We contacted the vendors of most of these products to ascertain their Year 2000 compliance. Based on information supplied by these third-party vendors, our officially supported products developed using Visual Basic 5, Visual C++ or Java can be certified Year 2000 compliant only through December 31, 2036, the last date which we tested and verified. We estimate that this certification applies to 90% to 95% of our total products. Many of our products also use or rely on Microsoft's SQL Server product, which has been certified Year 2000 compliant through December 31, 9999. We believe that approximately 1.0% of our products use or rely on third-party vendor software which may be subject to Year 2000 issues and for which we have received no assurance of Year 2000 compliance. To the extent any of our products are customized, whether by us or a third party, there can be no assurance that any customized product will continue to be Year 2000 compliant. Failure of third-party equipment or software, or of systems maintained by our suppliers, to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have an adverse effect on us. In addition, to the extent our products are installed on customers' systems which rely on other software, firmware or hardware which may not be Year 2000 compliant, problems in communications among industry participants could result in a delay in our products achieving market acceptance. Further, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products from us of computer products manufacturers, which could have an adverse effect on us.

The information contained in this Report on Form 10-Q related to the Year 2000 constitutes Year 2000 Readiness Disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act. That act does not limit liability under the securities laws.

Risk Factors That May Affect Results of Operations and Financial Condition

Our future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from any forward-looking statements we make in this Report on Form 10-Q or in other reports, press releases or other statements issued from time to time.

A MAJORITY OF OUR REVENUES COME FROM A FEW CUSTOMERS.

Greater than 60% of our revenues came from our five largest customers in each of the last three fiscal years and in the first six months of this fiscal year. If we lose or fail to replace any of our large customers, our financial results and stock price may be adversely affected. We plan to expand and diversify our customer base. However, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers.

The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not procure software, content or services from us in a subsequent year. Our future growth is dependent in part on our ability to renew existing contracts on terms favorable to us, as well as our ability to penetrate further our existing customer accounts with additional products and services. A decrease in business from one or more of our major customers could have a material adverse effect on our financial results and stock price.

THE SALES AND IMPLEMENTATION CYCLES FOR OUR PRODUCTS AND SERVICES ARE LONG, WHICH CAN DELAY THE ACQUISITION OF NEW BUSINESS AND THE RECEIPT OF REVENUES.

Potential customers tend to engage in extensive internal reviews before making purchase decisions. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. The purchase of our products and services for deployment within a customer's organization often involves a significant commitment of capital and other resources. The purchase of our products and services is therefore subject to delays that are beyond our control, such as the customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations.

We have historically experienced a lengthy cycle for sales to resellers, and longer sales cycles for sales to manufacturers and distributors. We most likely will continue to experience lengthy sales cycles in the future. The deployment of our products and services within a customer's organization often takes an extended period of time and requires us to work closely with the customer during the process. Some of our customers have experienced difficulties or delays in completing implementations of our products and services. Similar difficulties or delays could occur in the future. Any of these difficulties or delays could cause delays or non-receipt of related revenues, cause customers to reject our solutions or lead to the delay or non-receipt of future orders for our products and services.

WE FACE SIGNIFICANT COMPETITION AND EXPECT THE COMPETITION TO INCREASE.

The market for software products that enable e-commerce is intensely competitive, and we expect competition in our market segment to increase substantially. Numerous companies provide e-commerce solutions, and several competitors target the specific computer and computer related products industry in which we compete. We believe that our principal sources of competition currently are systems integrators and the internal information technology departments of our customers and potential customers. These organizations may seek to develop e-commerce solutions through the use of tools offered by our competitors primarily focused on providing e-commerce enabling solutions to the computer industry. Our primary competitors include, but are not limited to, Calico Software, Selectica, Inc., i2 Technologies, Inc., TechnologyNet, Inc.,
Open Market, Inc. and BroadVision, Inc.    In addition, there are a number of
significantly larger companies with which we do not currently compete that do not presently offer the same or similar e-commerce solutions offered by pcOrder but that could, with limited barriers to entry, compete directly with us. Also, Trilogy is not prohibited from competing directly or indirectly with pcOrder. Increased competition could result in price reductions, reduced margins and loss of market share, any of which would adversely affect our business. Many of our current and potential competitors have significantly longer operating histories and significantly greater financial, technical, marketing and other resources than pcOrder. We may be unable to compete successfully with our existing competitors or with new competitors, and failure to do so may adversely affect our financial results and stock price.

WE MUST DEVELOP NEW PRODUCTS, SERVICES AND FEATURES THAT INCORPORATE TECHNOLOGICAL ADVANCES AND ARE RESPONSIVE TO MARKET REQUIREMENTS OR RISK OBSOLESENCE.

The market for our e-commerce solutions is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete and unmarketable. Our success will depend on our ability to enhance our existing products. Our success will also depend on our ability to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address increasingly sophisticated customer requirements. Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:

 . we may not be successful in identifying, developing and marketing product enhancements or new products that respond to technological change or evolving industry standards;

 . we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; and

 . our new products and enhanced products may not adequately meet the requirements of the marketplace and achieve market acceptance or may not keep pace with advances made by our competitors.

OUR BUSINESS MODEL IS EVOLVING AND UNPROVEN AND WE MAY FAIL TO ACHIEVE BROAD MARKET ACCEPTANCE.

If a significant number of computer industry participants do not adopt our solutions, or if we fail to retain or fail to further penetrate our existing customer accounts, we may not achieve the critical mass of users necessary to enable the success of our solutions and services. We must attract a significant number of manufacturers and channel partners from the computer industry and expand our existing relationships. In particular, a fundamental element of our business strategy is to enter into contractual relationships with manufacturers and distributors that enable us to derive increasing revenues from those customers to the extent that our e-commerce solutions are more broadly adopted by market participants. In the past, these entities have purchased computer products and accessories and exchanged information regarding these products primarily through traditional means of commerce and communications. The market for the types of products and services that we offer is still emerging and may not continue to grow. Even if the market does continue to grow, our products might not achieve market acceptance among computer product manufacturers, distributors, resellers, retailers, other industry participants and end users, including corporate buyers and consumers. If we are not successful in achieving broad market acceptance of our third-party e-commerce solutions and services or in achieving significant market share, our financial results and stock price may be adversely affected.

WE HAVE HAD A HISTORY OF LOSSES THAT WE EXPECT TO CONTINUE IN THE FUTURE

During the first sixth months of this fiscal year and in each fiscal year since inception, we have incurred losses from operations, except for a small operating profit in 1995. At June 30, 1999, we had an accumulated deficit of $16.7 million. We expect operating losses to continue for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher net revenues while maintaining reasonable expense levels. Our future profitability and success, if any, will depend, among other factors, on our ability to maintain and expand relationships with computer industry participants and end users. Although our revenues have increased in recent periods, there can be no assurance that our revenues will grow in future periods or that we will achieve profitability on a quarterly or annual basis in the future. Even if we do achieve profitability in future fiscal periods, we cannot be certain that we would be able to sustain or increase profitability because of the dynamic nature of our business and the industry in which we compete.

OUR OPERATING RESULTS ARE VOLATILE AND MAY FLUCTUATE SIGNIFICANTLY IN FUTURE FISCAL PERIODS.

Historically, our revenues and operating results have fluctuated significantly. We expect that they will continue to fluctuate significantly on a quarterly and annual basis due to a combination of factors. We have in the past recognized, and may in the future be required to recognize, a significant portion of revenue derived from perpetual license agreements with our customers in a single fiscal quarter, which can cause significant variations in quarterly revenues. Since a majority of our revenues come from a limited number of large customers, the timing of significant orders and the recognition of revenue from these orders are unpredictable and can cause large fluctuations in quarterly operating results. Other factors that may cause our future revenues and operating results to fluctuate include:

 .  our ability to expand significantly our sales and marketing organization;

 .  our ability to develop successfully new and enhanced products;

 .  the level of demand for our products;

 .  the timing and amount of license payments from our customers;

 .  the diversion of our potential customers' resources to address internal Year
   2000 issues;

 . our ability to retain existing customers and increase sales to those customers;

 .  the timing and volume of new orders and our capacity to fulfill those orders;

 .  the level of product and price competition;

 . the announcement or introduction of new or enhanced products and services by us or our competitors;

 . the amount and timing of operating costs and capital expenditures relating to expansion of our business and sales and marketing infrastructure;

 .  downtime of our systems or Internet capacity or reliability problems;

 . the growth in the use and acceptance of, and activity on, the Internet, Web and Internet-related technologies, particularly by corporate, institutional and government users for the purchase of computer products;

 . the extent to which unauthorized access and use of on-line information is perceived as a threat to network security;

 .  seasonal trends in customer purchasing; and

 .  general economic conditions.

It is likely that in some future quarter our revenues and operating results may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock may decline significantly.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES OUR FUTURE PROSPECTS DIFFICULT TO EVALUATE.

We were established as a separate business unit within Trilogy in 1993. We were incorporated and began to recognize revenue in 1994. We entered into agreements with a majority of our significant customers only since the third quarter of 1997. Our limited operating history makes an evaluation of our future prospects very difficult. In particular, our prospects should be compared to the prospects of companies in new and rapidly evolving markets and must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. These risks include our ability to:

 .  expand our sales and marketing team;

 .  expand our customer base and retain key customers;

 .  successfully deploy our products and services;

 .  develop and introduce new products and services;

 .  manage growing operations; and

 .  respond to a rapidly changing competitive environment.

OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO MANAGE OUR CONTENT DATABASE AND ENSURE THE ACCURACY OF THAT DATA.

Our business depends on our ability to update and maintain an extensive database of technical and descriptive information on computer products, including over 600,000 SKUs from over 1,000 manufacturers. In addition, some of our customer contracts require us to maintain specified data accuracy levels. To the extent that we are unable to maintain data accuracy at required levels, we could incur significant liabilities and the applicable contracts could be terminated, which could adversely affect our financial results and stock price.

Maintaining our databases is a highly manual process and we utilize a combination of highly trained internal personnel and contract personnel provided by third parties. In addition, our computer systems and databases must be sufficiently scalable to process large amounts of complex product specification and configuration data without significant degradation in performance. In the past we have experienced periodic difficulties with data accuracy. For example, in the second quarter of 1998, database capacity constraints limited our ability to accept daily pricing and availability updates from distributors, and temporarily disrupted our ability to provide this data to some reseller customers. These problems caused some of those customers to decline to renew or delay contract renewals.

TRILOGY HAS VOTING CONTROL OVER PCORDER AND MAY EXERCISE THAT CONTROL IN A MANNER THAT ADVERSELY AFFECTS THE COMPANY OR OTHER STOCKHOLDERS.

Trilogy owns approximately 82% of our outstanding common stock and has the voting power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. For example, Trilogy can elect all of our directors, cause an amendment of our Certificate of Incorporation, Bylaws and other documents, and generally control the management of our business and affairs. In addition, the shares of Class B common stock held by Trilogy entitle Trilogy to eight votes while each share of Class A common stock held by the other stockholders of pcOrder entitle the holders to only one vote per share. Accordingly, Trilogy may retain the ability to determine the outcome of matters submitted to a vote of our stockholders even if it holds less than a majority of our outstanding common stock. If Trilogy sells some or all of its pcOrder common stock to a third party, the third party may be able to control pcOrder in the manner that Trilogy is currently able to control us, including the election of all of the members of our board of directors. A sale by Trilogy to a third party may adversely affect our other stockholders, the trading price of our Class A common stock and our business.

Similarly, Trilogy can prevent, delay or cause a change in control of pcOrder. If Trilogy transfers a controlling interest in pcOrder, our other stockholders may not be able to participate in the transaction or realize any premium or other amounts for their shares of common stock. Trilogy can also take other actions that might be favorable to Trilogy but not necessarily favorable to our other stockholders.

WE RELY ON TRILOGY FOR THE LICENSE OF CORE TECHNOLOGY AND THE PROVISION OF KEY TECHNICAL AND MANAGEMENT SUPPORT; ANY CONFLICTS THAT MAY ARISE BETWEEN US AND TRILOGY COULD HARM OUR BUSINESS.

We license core technology from Trilogy on a non-exclusive basis and with some limitations. Our business would be disrupted by any termination of the license, or reduction in the performance of the licensed technology, that requires pcOrder to internally develop or license similar technology from a third party. We believe that similar technology is not currently available from any third party. If the license from Trilogy were terminated, we might not be able to develop successfully similar technology on our own.

We have historically relied on Trilogy to provide significant human resource,
finance, recruiting, legal and other services.   Since our initial public
offering in February 1999, we have attempted to develop and implement the operational, administrative and other systems and infrastructure necessary to
support our current and future business.   To date, we have not completed this
process. The costs of the development and implementation will be significant. Any failure to develop successfully and implement the systems and infrastructure may have an adverse effect on our business.

Ownership interests of our directors or officers in Trilogy's common stock, or service as both a director or officer of pcOrder and an officer or employee of Trilogy could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for pcOrder and Trilogy. Joseph A. Liemandt, one of our directors, is the Chairman and Chief Executive Officer and a substantial stockholder of Trilogy.

An agreement between us and Trilogy that prohibited Trilogy from competing with us expired June 1, 1999. While Trilogy does not currently compete directly with us, Trilogy is free to do so. Direct competition with Trilogy could have an adverse effect on our business. Further, Trilogy has joint ownership rights in technology jointly developed by pcOrder and Trilogy during the term of our license arrangement with Trilogy. Trilogy can utilize the technology in competition with us or license the technology to our competitors, which could have an adverse effect on our business.

SYSTEM FAILURES COULD HARM OUR BUSINESS.

Our success depends largely upon the efficient and uninterrupted operation of our computer and communication systems. The occurrence of any system failure or similar event could have an adverse effect on our business. We have contracted with some of our customers to provide server hosting and to maintain redundant leased lines to ensure system availability. Our development and management systems are located at a facility that we lease in Austin, Texas. In addition to that facility, we outsource the hosting of some of our servers to third parties. Our systems and operations, whether at our site or through our third-party outsourcing, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. The measures we have taken to prevent a system failure may not be successful in the future. In addition, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure.

OUR BUSINESS IS DEPENDENT ON THE FURTHER DEVELOPMENT AND MAINTENANCE OF THE WEB INFRASTRUCTURE

The emergence and growth of the market for our products is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. These improvements might not be made or, if made, they might not be made in a sufficiently timely and cost-effective manner to facilitate market acceptance of our products. The recent growth in the use of the Internet has caused frequent periods of performance degradation. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products. Our ability to increase the speed with which we provide services to customers and to increase the scope of these services ultimately is limited by, and reliant upon, the speed and reliability of the networks operated by third parties.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

Our efforts to protect our intellectual property rights through copyright, trademark, patent and trade secret laws may not be effective to prevent misappropriation or infringement of our rights or create barriers to the development of competitive products or services. Our success depends in part on our ability to protect our proprietary software and other intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark, patent and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers. However, we have not signed those agreements in every case. Despite those protections, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. Our agreements with employees, consultants and others who participate in product development activities may be breached, we may not have adequate remedies for any breach, and our software or trade secrets may otherwise become known or independently developed by competitors.

Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. There can be no assurance that we would be able to obtain a license on acceptable terms, if at all, or to design around the patent. We pursue the registration of some of our trademarks and service marks in the United States and in some other countries, although we have not secured registration of all of our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Effective copyright, trademark and trade secret protection may not be available in those jurisdictions. We license some of our proprietary rights to third parties. Those licensees may not abide by compliance and quality control guidelines regarding proprietary rights and the licensees may take actions that would adversely affect our business.

The computer software industry is characterized by frequent and substantial intellectual property litigation that often is complex and expensive and involves a significant diversion of resources and uncertainty of outcome. In the future, we may need to pursue litigation to enforce and protect our intellectual property rights or to defend against a claim of infringement or misappropriation. We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we have not conducted and do not intend to conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, which generally are confidential when filed. Any claims against pcOrder relating to the infringement or misappropriation of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing pcOrder from distributing some products.

OUR BUSINESS SUBSTANTIALLY DEPENDS ON THE CONTINUED GROWTH OF E-COMMERCE.

If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, our business would be adversely affected. The increased use of the Internet for retrieving, sharing and transferring information among computer industry participants has only recently developed. Our success will depend in large part on continued growth in, and the use of, the Internet for commerce, which depends on:

 . growth in commercial access to, and acceptance of, new interactive technologies;

 . development of technologies that facilitate interactive communication between organizations and targeted audiences; and

 .  increases in user bandwidth.

Critical issues about commercial use of the Internet are unresolved, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability. These issues are likely to affect the development of the market for our products and services. The adoption of the Internet for information retrieval and exchange, commerce and communications generally will require the acceptance of a new and evolving medium of conducting business and exchanging information. That acceptance is likely only if the Internet provides greater efficiency and an improved arena of commerce and communication.

WE ARE DEPENDENT ON THE COMPUTER INDUSTRY, AND WE MAY BE NEGATIVELY AFFECTED BY CONSOLIDATION IN THE INDUSTRY AND FINANCIAL DIFFICULTIES OF INDUSTRY PARTICIPANTS.

The recent trend of the decrease in the number of participants in the channel of distribution in the computer industry and the financial difficulties facing many of the participants could result in the loss of material customers for our solutions and products or render us unable to increase the number of customers for our solutions and products. We derive substantially all of our revenues either directly or indirectly from the computer industry, and our future growth is dependent on the computer industry. The computer industry is sensitive to general economic, business and industry conditions that can cause buyers of computers and computer products to reduce or delay their investments in computer systems. Any event or condition that results in decreased spending on computers or computer products, or consolidation within the computer industry, could have a negative effect on our customers and negatively impact our business. The number of participants in the channel of distribution of computer products has decreased significantly over the last few months. We believe this is the result of consolidations among participants through mergers, acquisitions and other business combinations, business failures, manufacturers aligning with fewer distributors and retailers and other factors. Many of the current participants face serious financial difficulties which can cause them to reduce, delay or suspend investments in the type of products and services that we offer.

WE ARE DEPENDENT ON RETAINING AND ATTRACTING KEY PERSONNEL; WE MUST EXPAND OUR SALES AND MARKETING ORGANIZATION.

The loss of the services of one or more of our key personnel could seriously interrupt our business. We particularly depend on the continued services and performance of Ross A. Cooley, our Chairman of the board and Chief Executive Officer, and Christina C. Jones, our President, Chief Operating Officer and founder. Both Mr. Cooley and Ms. Jones are parties to employment agreements with pcOrder. Mr. Cooley can terminate his agreement at any time, and Ms. Jones can terminate her agreement for "good reason". Mr. Cooley, in his capacity as our Chairman of the board and Chief Executive Officer, currently performs various executive and leadership functions, including development of our strategic and operational plans, executive management of new customer and new account relationship activities and recruitment of senior management personnel. Ms. Jones, in her capacity as our President and Chief Operating Officer, is principally responsible for managing our daily operations. We currently do not carry key person life insurance for either Mr. Cooley or Ms. Jones.

A key element of our strategy is to maintain and expand our relationships with computer product manufacturers, distributors, resellers, retailers and other industry participants, and enter into new relationships with those participants. To implement this strategy, we believe that it is necessary to expand significantly our sales and marketing organization. Our future success also depends in significant part upon our ability to retain and attract other key management and technical personnel. Competition for qualified personnel is intense, and we have in the past experienced difficulty in recruiting qualified personnel. The loss of key personnel or the inability to attract and retain additional qualified personnel, may have an adverse effect on our business and stock price.

OUR FAILURE TO MANAGE GROWTH AND ENHANCE OUR ORGANIZATIONAL STRUCTURE COULD IMPAIR OUR BUSINESS.

Our growth and new projects have placed significant demands on our management and other resources. Our revenues increased from $5.9 million in 1996 to $21.7 million in 1998. Our staff increased from one employee in June 1994 to 194 employees at December 31, 1998. This growth has resulted in, and can be expected to continue to require, substantial expansion of our infrastructure, including operating and financial systems and controls and the geographic scope of our operations and customers. Recent rapid growth has also resulted in new and increased responsibilities for management personnel. The growth has placed and, if it continues, is expected to continue to place, a significant strain on our management and operations. In addition, we have historically relied on Trilogy to provide some human resource, finance, recruiting, legal and other services. We are in the process of assuming responsibility for many of those services. If we are unable to develop the personnel and infrastructure necessary to manage an increased level of business and operations, our financial performance and stock price may be adversely affected.

WE MAY EXPERIENCE UNANTICIPATED EXPENSES AND OTHER PROBLEMS RELATED TO YEAR 2000 ISSUES.

Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the Year 2000 arrives. We have conducted some evaluations to assess whether our business and our products present Year 2000 risks as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance." However, the Year 2000 problem is pervasive and complex and there is a risk that we have not identified all of the Year 2000 issues that may affect us or that any remedial efforts we undertake will not adequately address identified Year 2000 problems. We do not have, and currently have no plans to make, a contingency plan for the remediation of Year 2000 problems that may affect our information technology systems and products, or the third-party equipment and software utilized by pcOrder. Any significant Year 2000 problem that may arise in our business or in our products, including products we license from Trilogy, may result in a disruption in our business, require us to make large, unplanned expenditures or cause us to lose customers.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS CONTAIN ERRORS OR DEFECTS.

Our products may contain undetected errors or defects when first introduced or as new versions are released. Our introduction of new products or product enhancements with reliability, quality or compatibility problems could also result in reduced bookings, delays in collecting accounts receivable and in additional service and warranty costs. We have in the past experienced difficulties and delays in successfully installing our products at some customer sites. Similar problems may occur in the future. We have recently transitioned our product architecture to a more modular and flexible design. New customers may experience performance problems with this new technology platform, whether in the form of bugs, compatibility difficulties or otherwise. In addition, our existing customers could experience problems in transitioning to our new technology platform. If we fail to properly manage the transition by our existing customers to our new technology platform, we could see cancellation of customer contracts, a decline in our competitive position or reduced or delayed sales of our products. In addition, defects or errors in our products may result in product liability claims being brought against us. We currently have only limited insurance coverage against product liability claims. We may be unable to renew our insurance in the future and any insurance we have may be inadequate to cover any claims brought against us.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

We need substantial working capital to fund our business. Although we currently believe that our existing capital resources will be sufficient to meet our presently anticipated cash requirements for at least the next 12 months, we may need to raise additional financing before that time. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. In addition, financing may not be available when needed or may not be available on acceptable terms. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our sales and marketing organization, develop new products and product enhancements, or take advantage of business opportunities or respond to competitive pressures.

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Although we have had limited sales outside of the U.S. and Canada, we expect to increase our sales in international markets. To expand international sales, we must establish additional foreign operations, hire additional personnel and establish relationships with additional channel partners. This expansion will require significant management attention and financial resources and could have an adverse effect on our business. In addition, we may be unable to maintain or increase international market demand for our products and services. Although our international sales are primarily denominated in U.S. dollars, we may incur an increasing percentage of obligations denominated in foreign currencies in the future. A change in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets and could otherwise adversely affect our ability to meet our foreign-currency-denominated obligations. Currently, we do not employ currency hedging strategies to reduce this risk. In addition, our international business may be subject to additional risks, including the following:

 .  difficulties in collecting international accounts receivable;

 .  difficulties in obtaining export licenses;

 .  potentially longer payment cycles;

 .  increased costs associated with maintaining international marketing efforts;

 .  the introduction of non-tariff barriers and higher duty rates; and

 . difficulties in enforcement of contractual obligations and intellectual property rights.

A CHANGE IN ACCOUNTING STANDARDS COULD ADVERSELY AFFECT OUR BUSINESS.

Effective December 15, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, entitled, "Modification of SOP 97-2, 'Software Revenue Recognition', With Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 and 98-4, which is entitled, "Deferral of the Effective Date of a Provision of SOP 97-2". The deferral of the application of some passages of SOP 97-2 provided by SOP 98-4 is extended through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Full implementation guidelines for this standard have not yet been issued. Once available, our revenue accounting practices may need to change, which may adversely affect our business.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE.

The trading price of Internet stocks in general, and ours in particular, have experienced extreme price fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

 .  actual or anticipated variations in our quarterly operating results;

 . announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

 .  changes in financial estimates by securities analysts;

 .  conditions or trends in the Internet and on-line commerce industries;

 . changes in the market valuations of other Internet or on-line service companies;

 .  developments in Internet regulations;

 . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

 .  unscheduled system downtime;

 .  additions or departures of key personnel; and

 .  sales of our common stock or other securities in the open market.

In the past, securities class-action law suits have often been instituted against companies following stock price declines. Litigation of this type, if instituted, could result in substantial costs and a diversion of our management's attention and resources.

FUTURE SALES OF COMMON STOCK BY TRILOGY OR INSIDERS COULD ADVERSELY AFFECT OUR STOCK PRICE.

In connection with our initial public offering, Trilogy and our officers and directors agreed not sell or otherwise dispose of any shares of common stock before August 25, 1999, subject to limited exceptions. Sales by Trilogy or our officers and directors of significant amounts of common stock in the public market following the expiration of the lockup, or the perception that these sales could occur, could adversely affect our stock price. Trilogy has registration rights for its shares of common stock, which rights could facilitate any future disposition.

INVESTORS' ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in our common stock has been limited, which may inhibit the ability of stockholders to sell shares in pcOrder and of potential investors to buy a stake in pcOrder.

PART 2.       OTHER INFORMATION

Item  1.      Legal Proceedings

In January 1999, the Company filed an action for declaratory judgement in the 345th Judicial District Court of Travis County, Texas, Case No. 99-00787 against its former Vice President, Sales from July 1998 to December 1998, seeking to have certain claims for sales commissions and stock grants determined to be invalid. In April 1999, the defendant in the Company's action filed a counterclaim against the Company and Christina Jones, the Company's President and Chief Operating Officer, requesting actual and punitive damages of not less than $3.0 million as a result of alleged failure of the Company to pay certain commissions and stock grants, among other matters. The Company intends to contest the action vigorously and does not believe that the resolution will have a material adverse effect on the Company's financial condition or results of operations. However, litigation is subject to inherent uncertainties and, therefore, there can be no assurance that this action will not have a material adverse effect on the Company's financial condition or results of operations.

Item  2.      Changes in Securities

The Company's registration statement (Registration No. 333-62985) under the Securities Act of 1933, as amended, for its initial public offering became effective on February 26, 1999. Offering proceeds, net of aggregate expenses to the Company of approximately $2.2 million, were approximately $47.2 million.
The Company has used a portion of the proceeds to in the repayment of $5.4 million in indebtedness to its parent company. The remainder of the net proceeds has been used to purchase temporary investments primarily consisting of cash and cash equivalents and short-term investments, and to a lesser degree, long-term investments.

Item  3.       Defaults upon Senior Securities

None

Item  4.       Submission of Matters to a Vote of Security Holders

None

Item  5.       Other Information

None

Item  6.       Exhibits and Reports on Form 8-K

        (a)    Exhibits:
               ---------

               The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

        (b)    Reports on Form 8-K:
               --------------------

               On June 29, 1999, the Company filed a Form 8-K under Item 5 announcing that the Company entered into a joint alliance agreement with Compaq Computer Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PCORDER.COM, INC.



Date:  August 13, 1999       /s/ JAMES J. LUTTENBACHER
                             --------------------------------------
                                    Name:  James J. Luttenbacher
                                    Title: Vice President, Chief Financial
                                           Officer and Secretary

                                EXHIBIT INDEX


   Exhibit
    Number                                Exhibit Title
--------------     ----------------------------------------------------------

    10.12+ Subscription Services Agreement, effective June 16, 1999, between pcOrder.com, Inc. and Compaq Computer Corporation

      27             Financial Data Schedule

+ Confidential treatment has been requested with respect to portions of the agreement indicated with an asterisk [*]. A complete copy of this agreement, including the redacted items, has been separately filed with the Securities and Exchange Commission.