Form 10-Q
period 1999-09-30
PCORDER COM INC
filed 1999-11-12
CIK 1068726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 0-25447
                        -------


                               PCORDER.COM, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                           74-2720849
               --------                           ----------
       (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)       Identification No.)

          5001 Plaza on the Lake
               Austin, Texas
               (512) 684-1100                        78746
          ------------------------                   -----
  (Address of principal executive offices          (Zip Code)
           and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---        ---

As of November 8, 1999, there were 3,329,162 shares of the Registrant's Class A Common Stock outstanding and 12,659,650 shares of the Registrant's Class B Common Stock outstanding.

                                     INDEX
                               PCORDER.COM, INC.

                                                                                                        Page No.
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Condensed Balance Sheets as of September 30, 1999 (unaudited) and                       3
                    December 31, 1998

                    Condensed Statements of Operations for the Three Months Ended                           4
                    September  30, 1999 and 1998 (unaudited) and for the Nine Months
                    Ended September 30, 1999 and 1998 (unaudited)

                    Condensed Statements of Cash Flows for the Nine Months Ended                            5
                    September 30, 1999 and 1998 (unaudited)

                    Notes to Condensed Financial Statements (unaudited)                                     6

Item 2.             Management's Discussion and Analysis of Financial Condition and                        10
                    Results of Operations

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                                                      31

Item 2.             Changes in Securities                                                                  31

Item 3.             Defaults Upon Senior Securities                                                        31

Item 4.             Submission of Matters to a Vote of Securities Holders                                  31

Item 5.             Other Information                                                                      31

Item 6.             Exhibits and Reports on Form 8-K                                                       31

SIGNATURES                                                                                                 32

EXHIBIT INDEX                                                                                              33

Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                               pcOrder.com, Inc.
                            Condensed Balance Sheets
                (in thousands, except share and per share data)

                                                                            September 30,                 December 31,
                                                                                 1999                         1998
                                                                     -------------------------    -------------------------
ASSETS                                                                       (Unaudited)
Current assets:
 Cash and cash equivalents                                                            $ 44,580                     $  4,726
 Short-term investments                                                                 18,565                            -
 Accounts receivable, net                                                               10,540                        4,775
 Other current assets                                                                      647                          150
                                                                     -------------------------    -------------------------
  Total current assets                                                                  74,332                        9,651
Property and equipment, net                                                              2,729                        1,938
Other assets                                                                                60                          665
                                                                     -------------------------    -------------------------
  Total assets                                                                        $ 77,121                     $ 12,254
                                                                     =========================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                                                                     $  1,833                     $    612
 Accrued liabilities                                                                     8,733                        3,150
 Payable to Trilogy, net                                                                 3,628                        4,506
 Deferred revenue                                                                       26,974                       10,428
                                                                     -------------------------    -------------------------
  Total current liabilities                                                             41,168                       18,696

Deferred revenue                                                                         1,433                        2,103

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
 Common stock, par value $.01 per share  50,000,000 shares
  authorized; 15,721,855 and 12,948,602 issued and outstanding  in
  1999 and 1998, respectively                                                              157                          129
 Additional paid-in capital                                                             52,937                        4,024
 Deferred stock compensation                                                            (1,131)                      (1,726)
 Unrealized gain on investments                                                              4                            -
 Accumulated deficit                                                                   (17,447)                     (10,972)
                                                                     -------------------------    -------------------------
  Total stockholders' equity (deficit)                                                  34,520                       (8,545)
                                                                     -------------------------    -------------------------
   Total liabilities and stockholders' equity (deficit)                               $ 77,121                     $ 12,254
                                                                     =========================    =========================

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                       Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended                        Nine Months Ended
                                                             September 30,                            September 30,
                                                 --------------------------------------    -------------------------------------
                                                      1999                   1998              1999                   1998
                                                 ---------------    -------------------    --------------    -------------------
Revenues:
  Software and subscriptions                             $ 6,257                $ 3,264           $14,489                $ 8,736
  Content and services                                     6,800                  2,312            15,136                  6,423
                                                 ---------------    -------------------    --------------    -------------------
     Total revenues                                       13,057                  5,576            29,625                 15,159

Cost of revenues:
  Software and subscriptions                                 989                    591             2,685                  1,375
  Software and subscriptions - affiliated royalty
   fee                                                       398                    392             1,025                    822
                                                 ---------------    -------------------    --------------    -------------------
     Total software and subscriptions                      1,387                    983             3,710                  2,197
  Content and services                                     5,066                  1,780            11,166                  4,143
                                                 ---------------    -------------------    --------------    -------------------
     Total cost of revenues                                6,453                  2,763            14,876                  6,340
                                                 ---------------    -------------------    --------------    -------------------
Gross profit                                               6,604                  2,813            14,749                  8,819

Operating expenses:
  Research and development                                 1,959                  1,148             4,727                  2,933
  Selling and marketing                                    4,388                  4,601            13,086                  8,324
  General and administrative                               1,503                  1,160             4,306                  2,456
  Amortization of deferred stock and stock
   compensation expense                                      259                    727               953                    954
                                                 ---------------    -------------------    --------------    -------------------
             Total operating expenses                      8,109                  7,636            23,072                 14,667

Operating loss                                            (1,505)                (4,823)           (8,323)                (5,848)

Interest income                                              764                     62             1,605                    107
                                                 ---------------    -------------------    --------------    -------------------

Loss before income taxes                                    (741)                (4,761)           (6,718)                (5,741)

Income tax benefit                                             -                   (203)             (243)                  (203)
                                                 ---------------    -------------------    --------------    -------------------

Net loss                                                 $  (741)               $(4,558)          $(6,475)               $(5,538)
                                                 ===============    ===================    ==============    ===================

Basic and diluted net loss per share                      $(0.05)                $(0.35)           $(0.43)                $(0.43)
                                                 ===============    ===================    ==============    ===================

Weighted average shares outstanding                       15,602                 12,899            15,019                 12,837
                                                 ===============    ===================    ==============    ===================

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                     -----------------------------------------------------
                                                                                1999                         1998
                                                                     ------------------------    -------------------------
Operating activities
Net loss                                                                              $(6,475)                    $(5,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation                                                                         1,660                          754
   Amortization of deferred stock and stock compensation expense                          953                          954
   Changes in operating assets and liabilities:
       Accounts receivable, net                                                        (5,765)                      (6,407)
       Other assets                                                                        20                         (558)
       Accounts payable                                                                 1,221                          411
       Accrued liabilities                                                              5,583                        1,011
       Payable to Trilogy, net                                                           (514)                       2,386
       Deferred revenue                                                                15,876                        8,949
                                                                     ------------------------    -------------------------

Net cash provided by operating activities                                              12,559                        1,962

Investing activities
Purchases of short-term and long-term investments                                     (21,277)                           -
Sales of short-term and long-term investments                                           2,737                            -
Purchase of property and equipment                                                     (2,451)                      (2,246)
                                                                     ------------------------    -------------------------

Net cash used in investing activities                                                 (20,991)                      (2,246)

Financing activities
Proceeds from the issuance of common stock, net                                        47,239                            -
Proceeds from the exercise of stock options                                             1,047                          372
                                                                     ------------------------    -------------------------

Net cash provided by financing activities                                              48,286                          372
                                                                     ------------------------    -------------------------

Increase in cash and cash equivalents                                                  39,854                           88

Cash and cash equivalents at beginning of period                                        4,726                        2,207
                                                                     ------------------------    -------------------------

Cash and cash equivalents at end of period                                           $ 44,580                     $  2,295
                                                                     ========================    =========================

                  See notes to condensed financial statements
                                 pcOrder, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.  Business

pcOrder.com, Inc., (the "Company") is a majority owned subsidiary of Trilogy Software, Inc. and its predecessor entities including Trilogy Development Group, Inc. ("parent" or "Trilogy"). The Company commenced operations as a separate business unit within Trilogy on July 1, 1993 and was incorporated as a separate entity on July 18, 1994. The Company provides electronic commerce technology and tailored solutions to the manufacturers, distributors and resellers of computer products primarily in the United States. The Company's products include software applications and support for those applications. The software applications consist of an integrated application suite that includes cataloging, quoting, pricing, availability, and product configuration. Content for these applications in the form of detailed product databases containing configuration, pricing, availability and specifications are also provided and updated by the Company. Customers can choose to have the Company host the software applications or install them at their site. In addition, the Company provides consulting services to help customers build and integrate electronic commerce capabilities to meet their specified needs.

Effective February 26, 1999, the Company completed its initial public offering of 2,530,000 shares at $21 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount), totaled approximately $47.2 million.

On November 10, 1999, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer 2,500,000 shares of Class A Common Stock to the public. The proposed offering includes the sale of 500,000 new shares by the Company, 1,775,000 existing shares currently owned by Trilogy, and 225,000 existing shares currently owned by other stockholders of the Company. The principal purposes of the proposed offering are to raise cash for working capital purposes and to increase the Company's public market float. The Company will not receive any proceeds from the sale of the shares by Trilogy or the other selling shareholders. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy. There shall not be any sale of these securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities law of any such state.

2.  Basis of Presentation

The unaudited interim financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended December 31, 1998, which can be found in the Company's registration statement filed on Form S-1, as amended (Registration No. 333-62985). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

3.  Investments

The Company's investments consist primarily of high-quality short-term commercial paper, corporate notes, and money market funds. The investments are classified as available-for-sale and are reported at fair value in the accompanying condensed balance sheets. As of September 30, 1999, cumulative unrealized gains totaled approximately $4,000 and were reported as a component of stockholders' equity within comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

4.  Related Party Transactions

The Company and Trilogy have entered into a number of agreements that govern the business activities between the two companies. Pursuant to such agreements, the Company is required to pay Trilogy royalties for the use of Trilogy's technology and management fees for services performed by Trilogy on behalf of the Company. For the three months ended September 30, 1999 and 1998, the Company incurred royalty fees due to Trilogy in the amounts of $398,000 and $392,000, respectively. For the nine months ended September 30, 1999 and 1998, the Company incurred royalty fees due to Trilogy in the amounts of $1.0 million and $822,000, respectively. Additionally, the Company is required to pay for certain management services performed by Trilogy on behalf of the Company. For the three months ended September 30, 1999 and 1998, the Company was charged approximately $64,500 and $61,300, respectively, for such services. For the nine months ended September 30, 1999 and 1998, the Company was charged approximately $193,500 and $229,400, respectively. Furthermore, the Company incurred approximately $1.2 million for the three months ended September 30, 1999, for the use of Trilogy consulting personnel. For the nine months ended September 30, 1999, such amount totaled $1.4 million. No Trilogy consulting personnel were utilized by the Company during the three or nine-month periods ended September 30, 1998.

In addition to the above costs, as of September 30, 1999, the Company has committed to pay Trilogy approximately $1.8 million for college new hire recruiting and training services performed by Trilogy on behalf of the Company for the nine months ended September 30, 1999. Such amount has been allocated to the various departments within the Company that have directly benefited from these services.

The Company periodically makes payments to satisfy the amounts due to Trilogy pursuant to the intercompany agreements discussed above. No such payment was made during the three months ended September 30, 1999. However, during the nine months ended September 30, 1999, the Company paid Trilogy approximately $5.4 million. Such amount had accumulated over several quarters and was paid in part with proceeds generated by the Company's initial public offering. As of September 30, 1999, the Company owed Trilogy approximately $3.6 million, which was comprised primarily of the royalty, management, recruiting and consulting fees discussed above.

5.  Net Loss per Share

For the three months ended September 30, 1999 and 1998, common stock equivalents totaling 1,689,621 and 841,448 shares, respectively, were excluded from the diluted earnings per share calculation. For the nine months ended September 30, 1999 and 1998, such amounts totaled 1,703,680 and 97,390 shares, respectively. The aforementioned shares were excluded from the diluted earnings per share calculations for the three months and nine months ended September 30, 1999 and 1998, as they were anti-dilutive due to the Company's net losses for these periods. Accordingly, the diluted net loss per share amounts were the same as the basic net loss per share amounts for all periods presented.

6.  Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The components of comprehensive loss for the periods presented in the accompanying statements of operations are as follows (in thousands):

                                                          Three Months Ended                    Nine Months Ended
                                                            September 30,                          September 30,
                                                 ------------------------------------    -----------------------------------
                                                      1999                 1998               1999                1998
                                                 ---------------    -----------------    ---------------    ----------------

Net Loss                                                   $(741)             $(4,588)           $(6,475)            $(5,538)
Unrealized gain on investments                                 4                    -                  4                   -
                                                 ---------------    -----------------    ---------------    ----------------
Comprehensive loss                                         $(737)             $(4,588)           $(6,471)            $(5,538)
                                                 ===============    =================    ===============    ================

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

In August and September 1999, a total of 97,350 shares of Class B common stock owned by Trilogy were converted into the same number of shares of Class A common stock and sold to certain employees of Trilogy. Such transaction did not have an impact on pcOrder's capitalization, other than the conversion of Class B common stock into Class A common stock, since the shares were owned directly by Trilogy and sold to Trilogy employees.

8.  Income Taxes

Through August 25, 1999, the Company's operations were included in the consolidated income tax returns filed by Trilogy and the two companies operated under a consolidated tax sharing agreement. Under such agreement, the Company would record a current income tax benefit amount equal to the income tax benefits generated by the Company and expected to be utilized by the consolidated tax group. For the three months ended September 30, 1998, the Company recorded an income tax benefit of $203,000 under such agreement. For the nine months ended September 30, 1999 and 1998, the Company recorded income tax benefits totaling $243,000 and $203,000, respectively under the agreement. Effective August 26, 1999, the Company's operations ceased to be included in the consolidated tax return of Trilogy. Accordingly, from this date forward, the Company's income taxes will be computed on a stand-alone basis. Because of the uncertainties surrounding the future utilization of the Company's deferred tax assets, no income tax benefit was recorded for the period subsequent to the tax deconsolidation date.

9.  Commitments and Contingencies

In September 1999, the Company settled an outstanding lawsuit with a former employee regarding commissions allegedly owed to the former employee by the Company. The settlement did not have a material effect on the Company's financial condition or results of operations.

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

Effective December 15, 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition", With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and 98-4 extending the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not believe that the final adoption of SOP 98-9 will have a material effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q includes forward-looking statements, including the statements relating to the amount of deferred revenue estimated to be recognized as revenue within the next 12 months, recognition of revenues from our subscription-based services, our belief that existing cash and cash equivalents and related investments will be sufficient to fund our anticipated cash needs for working capital and capital expenditures for the next 12 months, and our expectations regarding future expense levels. Any forward-looking statements we make involve risks and uncertainties, including those described under "Risk Factors That May Affect Results of Operations and Financial Condition" below. Actual results may differ materially. All forward-looking statements included in this report are made as of the date of this report, and we assume no obligation to update these statements.

Overview

pcOrder is a leading provider of business-to-business software applications, content and related services that are designed to enable the computer industry's suppliers, resellers and end users to buy and sell products online. Our tailored solutions are designed to enable computer industry participants to take advantage of the increasing adoption of e-commerce to automate sales and distribution functions such as product search, comparison, configuration, quoting, pricing, financing, ordering and reseller selection. Our solutions are designed to enable our customers to lower their cost of sales and marketing, reduce inventory levels, and more efficiently interact with their business partners and customers.

We derive our revenues from software and subscription fees and content and related service fees. Software and subscription fees consist of subscription-based and perpetual license software arrangements. Currently, we derive the majority of our software and subscription fees from subscription-based arrangements, but may from time to time grant perpetual licenses to accommodate individual customer needs. Content fees are charged on a subscription basis for access to and maintenance of information stored in our product database. Our service fees consist of providing integration, customization, training and Web-hosting services to our customers. These fees are generally charged on a time and materials basis. However, we have in the past and may from time to time in the future provide these services on a fixed-price basis.

Historically, our content and related services have been sold in conjunction with our software applications. However, in early 1999, we launched ContentSource, a subscription-based service that allows customers to subscribe solely to our content without purchasing our software. This service is primarily targeted towards Internet retailers, corporate resellers, distributors, and third parties that provide shopping services to Internet portals. Revenues from this service began to be recognized during the quarter ended September 30, 1999.

Revenue from perpetual licenses and software subscriptions is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. In the case of perpetual licenses, revenue is recognized immediately upon achievement of the above criteria. In the case of subscriptions, which represent a majority of our contracts, revenue recognition commences upon achievement of the above criteria, but is generally recognized over the life of the arrangement. Subscription contracts also require renewal features for continued license access and services beyond the initial contract period. Software maintenance fees relating to perpetual licenses are recognized over the term of the applicable maintenance agreement. Content fees, including fees from ContentSource, are generally recognized over the applicable service period, which generally commences upon initial content entry or delivery.

Time and materials service fees are recognized as the services are performed. We recognize revenue on fixed price service arrangements upon completion of specific contractual events, or based on an estimated percentage of completion as work progresses.

In June 1999, we expanded our customer relationship with Compaq Computer Corporation. Under the new agreement, we agreed to provide a broader range of software applications and services across more of Compaq's electronic commerce initiatives and include international as well as domestic deployments. The agreement is a multi-year subscription-based agreement, but can be terminated earlier by either party upon prior notice in the event of a payment default, material breach, failure of the Company to provide certain deliverables, and termination of business. Revenues from this agreement began to be recognized during the quarter ended September 30, 1999.

In October 1999, we entered into an agreement with E-Commerce Industries, Inc. (eci/2/), a leading e-commerce company in the office products industry. The deal is a multi-year subscription-based agreement that allows eci/2/ exclusive rights to sublicense our core e-commerce technology in the office products industry. Additionally, we and eci/2/ will share in the development of a comprehensive office supply content database that will be distributed by both companies as part of their overall e-commerce services. In connection with the strategic relationship, we made a $3.2 million minority equity investment in eci/2/ and Christina Jones, our President and Chief Operating Officer, joined the board of directors of eci/2/. The investment will be accounted for under the cost method of accounting.

We record cash advances and amounts billed in excess of revenue recognized as deferred revenue. Our deferred revenue balance on September 30, 1999 was $28.4 million. Approximately $27.0 million of this deferred revenue is expected to be recognized as revenue within the following 12 months, with the remaining amount estimated to be recognized in later periods. The deferred revenue balance generally results from billings to and collections from customers in advance of receipt of products or performance of services. The timing and amount of cash advances from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period. Deferred revenue is not indicative of our contract backlog or future revenues. Fluctuations in deferred revenue result in similar fluctuations in our cash flow from operations.

In connection with an intercompany license agreement with Trilogy, we are obligated to pay Trilogy royalties based on fees generated from perpetual license agreements, software maintenance and subscription-based licenses. Also, we have entered into some agreements with Trilogy for administrative, operational and corporate support services, including some consulting, tax administration, payroll, payroll accounting, banking, corporate finance, recruiting and employee training services. In addition, through August 25, 1999, we were subject to a tax allocation agreement with Trilogy and were a member of the Trilogy consolidated tax group. Effective August 26, 1999, we became deconsolidated from the Trilogy consolidated tax group. See Notes 4 and 8 of the Notes to Condensed Financial Statements for more information on these agreements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                  --------------------------------------------
                                                      1999        1998        1999       1998
                                                  --------------------------------------------
Revenues:
 Software and subscriptions                              48%         59%         49%        58%
 Content and services                                    52          41          51         42
                                                  ---------  ----------    --------    -------
   Total revenues                                       100         100         100        100

Cost of revenues:
 Software and subscriptions                              10          18          12         15
 Content and services                                    39          32          38         27
                                                  ---------  ----------    --------    -------
   Total cost of revenues                                49          50          50         42
                                                  ---------  ----------    --------    -------
Gross profit                                             51          50          50         58

Operating expenses:
 Research and development                                15          20          16         20
 Selling and marketing                                   34          82          44         55
 General and administrative                              12          21          15         16
 Amortization of deferred stock and stock
  compensation expense                                    2          13           3          6
                                                  ---------  ----------    --------    -------
   Total operating expenses                              63         136          78         97

Operating loss                                          (12)        (86)        (28)       (39)
Interest income                                           6           1           5          1
                                                  ---------  ----------    --------    -------
Loss before income taxes                                 (6)        (85)        (23)       (38)
Income tax benefit                                        -          (3)         (1)        (1)
                                                  ---------  ----------    --------    -------
Net loss                                                (6)%       (82)%       (22)%      (37)%
                                                  =========  ==========    ========    =======

Revenues


Total revenues increased 134% to $13.1 million for the three months ended September 30, 1999 from $5.6 million for the three months ended September 30, 1998. Total revenues increased by 95% to $29.6 million for the nine months ended September 30, 1999 from $15.2 million for the nine months ended September 30, 1998. The overall increase in revenues for both periods is primarily attributable to an increase in our software and content customer base, resulting in higher software integration, customization, training and hosting fees and, to a lesser degree, higher software and subscriptions and content fees.

Software and Subscriptions. Software and subscriptions revenues increased 92% to $6.3 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998. Such amounts represented approximately 48% of total revenues for the three months ended September 30, 1999 and approximately 59% of total revenues for the three months ended September 30, 1998. Software and subscriptions revenues increased 66% to $14.5 million for the nine months ended September 30, 1999 from $8.7 million for the nine months ended September 30, 1998. Such amounts represented approximately 49% of total revenues for the nine months ended September 30, 1999 and approximately 58% of total revenues for the nine months ended September

30, 1998. The increase in both periods in absolute dollars was due primarily to higher subscription revenues related to new customer additions and an expansion of the software solutions being provided to our existing customer base. Additionally, revenues from perpetual licenses were higher for both periods during 1999 when compared to the same periods in the prior year. Software and subscriptions revenues decreased as a percentage of total revenues for both periods primarily due to a higher relative increase in content and services revenues.

Content and Services. Content and services revenues increased 194% to $6.8 million for the three months ended September 30, 1999 from $2.3 million for the three months ended September 30, 1998. Such amounts represented approximately 52% of total revenues for the three months ended September 30, 1999 and approximately 41% of total revenues for the three months ended September 30, 1998. Content and services revenues increased 136% to $15.1 million for the nine months ended September 30, 1999 from $6.4 million for the nine months ended September 30, 1998. Such amounts represented approximately 51% of total revenues for the nine months ended September 30, 1999 and approximately 42% of total revenues for the nine months ended September 30, 1998. The increase in absolute dollars and as a percentage of total revenues for both periods was due primarily to additional software integration, customization and training fees, and to a lesser extent, higher content and hosting fees. These increases are attributable to new customer additions, including content only customers, as well as an increase in the level of services being provided to our existing customer base. It is expected that the current level of content and services revenues as a percentage of total revenues may increase slightly over the near term.

Cost of Revenues

Software and Subscriptions. Cost of software and subscriptions revenues consists primarily of royalties paid to Trilogy and the costs of providing maintenance and support for our software customers. Cost of software and subscriptions revenues increased 41% to $1.4 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998. Such amounts represented approximately 22% of software and subscriptions revenues for the three months ended September 30, 1999 and approximately 30% of software and subscriptions revenues for the three months ended September 30, 1998. Cost of software and subscriptions revenues increased 69% to $3.7 million for the nine months ended September 30, 1999 from $2.2 million for the nine months ended September 30, 1998. Such amounts represented approximately 26% of software and subscriptions revenues for the nine months ended September 30, 1999 and approximately 25% of software and subscriptions revenues for the nine months ended September 30, 1998. The increase in cost of software and subscriptions revenues in absolute dollars for both periods was due primarily to an increase in customer support costs. To a lesser extent, the increase was due to additional royalties paid to Trilogy on specific software and subscriptions revenues. The increase in royalties resulted from higher software and subscriptions revenues and a higher proportion of perpetual license revenues which carry a higher royalty rate.

Content and Services. Cost of content and services revenues consists primarily of the cost of providing access, entry, update and maintenance services for our product content services and the cost of in-house and contract personnel providing software integration, customization and training services. Additionally, the cost of providing hosting services to our customers is also accounted for in this line. Cost of content and services revenues increased 185% to $5.1 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. Such amounts represented approximately 75% of content and services revenues for the three months ended September 30, 1999 and approximately 77% of content and services revenues for the three months ended September 30, 1998. Cost of content and services revenues increased 170% to $11.2 million for the nine months ended September 30, 1999 from $4.1 million for the nine months ended September 30, 1998. Such amounts represented approximately 74% of content and services revenues for the nine months ended September 30, 1999 and approximately 65% of content and services revenues for the nine months ended September 30, 1998. The increase in cost of content and services revenues in absolute dollars for both periods and as a percentage of content and services revenues for the nine months ended September 30, 1999, was primarily due to an increase in headcount and related costs within our content management group and increased personnel and other costs associated with providing increased software integration, customization, training and hosting services to our software customers. The decrease in cost of content and services revenues as a percentage of content and services revenues for the three months ended September 30, 1999, when compared to the same period in the prior year, was primarily due to higher consulting utilization rates period to period and incremental content revenues associated with our ContentSource offering.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support our product development efforts. Research and development expenses increased 71% to $2.0 million for the three months ended September 30, 1999 from approximately $1.1 million for the three months ended September 30, 1998. Such amounts represented approximately 15% of total revenues for the three months ended September 30, 1999 and approximately 20% of total revenues for the three months ended September 30, 1998. Research and development expenses increased 61% to $4.7 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. Such amounts represented approximately 16% of total revenues for the nine months ended September 30, 1999 and approximately 20% of total revenues for the nine months ended September 30, 1998. The increase in absolute dollars for both periods was primarily due to an increase in internal development personnel and related costs and higher outsourced development costs. Although quarterly results may fluctuate, we believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development costs in absolute dollars to increase in future periods.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and outsourced personnel costs, advertising, travel, tradeshows and public relations expenses. Selling and marketing expenses decreased 5% to $4.4 million for the three months ended September 30, 1999 from approximately $4.6 million for the three months ended September 30, 1998. Such amounts represented approximately 34% of total revenues for the three months ended September 30, 1999 and approximately 82% of total revenues for the three months ended September 30, 1998. Selling and marketing expenses increased 57% to $13.1 million for the nine months ended September 30, 1999 from $8.3 million for the nine months ended September 30, 1998. Such amounts represented approximately 44% of total revenues for the nine months ended September 30, 1999 and approximately 55% of total revenues for the nine months ended September 30, 1998. The decrease in absolute dollars for the three months ended September 30, 1999, when compared to the same period in the prior year, was primarily due to increased marketing efforts on acquiring regional resellers and corporate buyers during the quarter ended September 30, 1998. The increase in absolute dollars for the nine months ended September 30, 1999, when compared to the same period in the prior year, was due primarily to an increase in selling and marketing personnel, higher overall sales costs related to higher orders and increased marketing campaign expenditures. Overall, selling and marketing expenses decreased as a percentage of total revenues for both periods when compared to the prior year due to the high revenue growth achieved in the current year periods. Although quarterly results may fluctuate, we believe that selling and marketing expenses will increase in absolute dollars in future periods as we continue to expand our sales and marketing organization and activities.

General and Administrative. General and administrative expenses consist primarily of personnel costs, recruiting and professional legal and accounting services, as well as management fees paid to Trilogy. General and administrative expenses increased 30% to $1.5 million for the three months ended September 30, 1999 from $1.2 for the three months ended September 30, 1998.
Such amounts represented approximately 12% of total revenues for the three months ended September 30, 1999 and approximately 21% of total revenues for the three months ended September 30, 1998. General and administrative expenses increased 75% to $4.3 million for the nine months ending September 30, 1999 from $2.5 million for the nine months ended September 30, 1998. Such amounts represented approximately 15% of total revenues for the nine months ended September 30, 1999 and approximately 16% of total revenues for the nine months ended September 30, 1998. The increase in absolute dollars for both periods was primarily due to increased personnel and related costs and higher facility expenses, all of which have been necessary to support our growth. Overall, general and administrative expenses declined as a percentage of total revenues for both periods, when compared to the prior year, due to the high revenue growth achieved in the current year periods. Although quarterly results may fluctuate, we believe that general and administrative expenses will increase in absolute dollars in future periods as we continue to expand our personnel and infrastructure to support our growth.

Amortization of Deferred Stock and Stock Compensation Expense. We record deferred stock compensation expense for the difference between the exercise price of certain stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Such amount is amortized over the vesting periods of the underlying options. For the three months ended September 30, 1999 and 1998, such amortization totaled approximately $259,000 and $358,000, respectively. For the nine months ended September 30, 1999 and 1998, amortization of deferred stock compensation totaled approximately $953,000 and $585,000, respectively. Additionally, during the three and nine months ended September 30, 1998, we recorded approximately $369,000 in stock compensation expense which represented the fair value of options granted to certain non-employees during such periods.

Interest Income. Interest income represents income earned on cash and cash equivalents and our short-term investments. Interest income increased to approximately $764,000 for the three months ended September 30, 1999 from approximately $62,000 for the three months ended September 30, 1998. Interest income increased to approximately $1.6 million for the nine months ended September 30, 1999 from approximately $107,000 for the nine months ended September 30, 1998. The increase in interest income for both periods is due to the increase in our cash and cash equivalents and short-term investments as a result of our initial public offering in February 1999.

Income Taxes. From inception through August 25, 1999, we were included in the consolidated income tax returns of Trilogy. Additionally, through this date, we were party to a tax sharing agreement with Trilogy. Effective August 26, 1999, we were no longer part of the consolidated tax group of Trilogy and, accordingly, began accounting for our income taxes on a stand-alone basis. Additionally, effective August 26, 1999, we were no longer subject to the intercompany tax sharing agreement with Trilogy on a prospective basis. See Note 8 of the Notes to Condensed Financial Statements for more information.

Our effective tax rate was approximately 4% for the three months ended September 30, 1998, and no income tax benefit was recorded for the three months ended September 30, 1999. Our effective tax rate was 4% for the nine months ended September 30, 1999 and 4% for the nine months ended September 30, 1998. The income tax benefits recorded for all periods reflect the benefits that we were able to realize under the consolidated tax sharing arrangement with Trilogy.
Had we filed separate income tax returns for the three and nine months ended September 30, 1998, our effective tax rate would have been approximately 3% for both periods versus 4% on a consolidated basis. The difference between the two rates was due to us not being able to fully utilize certain income tax benefits on a stand-alone basis. Had we filed separate income tax returns for the three and nine months ended September 30, 1999, no income tax benefit would have been recorded for either period due to a full valuation allowance having been provided on our deferred tax assets as a result of their uncertain future utilization.

Liquidity and Capital Resources

As September 30, 1999, we had approximately $44.6 million in cash and cash equivalents and approximately $18.6 million in short-term investments, primarily reflecting the proceeds received in our recent initial public offering. As of September 30, 1999, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with the aforementioned anticipated growth in operations, infrastructure and personnel.

Net cash provided by operations was $12.6 million and $2.0 million for the nine months ended September 30, 1999 and 1998, respectively. Cash provided by operations for the nine months ended September 30, 1999 resulted primarily from increases in deferred revenue and accrued liabilities, somewhat offset by an increase in accounts receivable and the net loss generated during that period of time. Cash provided by operations for the nine months ended September 30, 1998 resulted primarily from increases in deferred revenue and the payable to Trilogy, offset by an increase in accounts receivable and the net loss generated during that period of time.

Net cash used in investing activities was $21.0 million and $2.2 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in investing activities for the nine months ended September 30, 1999 was primarily related to the use of cash to purchase interest-bearing, investment-grade securities. Cash used in investing activities for the September 30, 1998 was primarily related to the purchase of property and equipment.

Net cash provided by financing activities was $48.3 million for the nine months ended September 30, 1999 and $372,000 for the nine months ended September 30, 1998. Cash provided by financing activities for the nine months ended September 30, 1999 was primarily due to the net proceeds received by us in connection with our initial public offering of 2,530,000 shares of our Class A common stock in February 1999. Such net proceeds totaled approximately $47.2 million. Cash provided by financing activities for the nine months ended September 30, 1998 was entirely attributable to proceeds received from the exercise of employee stock options.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations, causing disruptions of operations including, a temporary inability to process transactions, send invoices or engage in other normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with the ''Year 2000'' requirements. We use a number of computer software programs and operating systems and our proprietary solutions include source code which must address the Year 2000 issue. However, we believe that our Year 2000 issues are limited to information technology systems, such as software programs and computer operating systems, and that because our business is not solely dependent on the use of non-information technology systems, such as embedded systems which can be devices used to control, monitor or assist the operation of equipment and machinery, the failure of any of these non-information technology systems as a result of Year 2000 issues would not have a material adverse effect on our operations.

We rely, in part, on Trilogy's internal computer systems. We have been informed by Trilogy that it believes that its internal computer systems are Year 2000 compliant. Trilogy is continuing to assure its Year 2000 compliance. We have completed a review of our information technology systems and the products for which we currently provide maintenance and support, which involved testing and verification as described below. Based on this review, we believe our own information technology systems and the products for which we currently provide maintenance and support are Year 2000 compliant. Our Year 2000 compliance effort consisted of verifying and testing the ability of the products for which we currently provide maintenance and support to successfully handle the date change from December 31, 1999 to January 1, 2000, date changes from February 28 to February 29 and arbitrary dates ranging from 2000 to 2037. We have no plans to conduct further review of our currently supported products or information technology systems. We have not historically made any material expenditures in readying our information technology systems or currently support products for the Year 2000 and do not believe it will be necessary in the future to expend any material amounts in connection with Year 2000 compliance.

Notwithstanding the foregoing, Year 2000 errors or defects may be discovered in our current or future products. Any failure by us to make our products Year 2000 compliant, or if our products are not Year 2000 compliant as a result of a failure of Trilogy's products to be Year 2000 compliant, could result in a decrease in sales of our products, unanticipated expenses to address Year 2000 problems or significant liabilities resulting from losses suffered by our customers due to these Year 2000 problems, any of which could have an adverse effect on us. We have made limited contingency plans for the remediation of Year 2000 problems that may affect our information technology systems and products, or the third-party equipment and software utilized by us, and it will be necessary for us to make the necessary expenditures to assess and remedy these problems in the event they arise in the future, which expenditures, if any, we cannot estimate. These expenditures, if required, could have an adverse effect on us.

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

Greater than 60% of our revenues came from our five largest customers in each of the last three fiscal years and in the nine months ended September 30, 1999. If we lose or fail to replace any of our large customers, our financial results and stock price may be adversely affected. We plan to expand and diversify our customer base. However, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers.

The volume of business with specific customers is likely to vary from year to year, and a major customer in one year may not procure software, content or services from us in a subsequent year. Our future growth is dependent in part on our ability to renew existing contracts on terms favorable to us, as well as our ability to penetrate further our existing customer accounts with additional products and services. A decrease in business from one or more of our major customers could have a material adverse effect on our financial results and stock price.

We are dependent on the computer industry, and we may be negatively affected by consolidation in the industry and financial difficulties of industry participants.

The recent decrease in the number of participants in the computer industry's distribution channel, and the financial difficulties facing many of the participants, could result in the loss of material customers for our solutions or render us unable to increase the number of customers for our solutions. The computer industry is sensitive to general economic, business and industry conditions that can cause buyers of computer products to reduce or delay their investments in computer systems. Any event or condition that results in decreased spending on computer products, or consolidation within the computer industry, could have a negative effect on our customers and negatively impact our business. The number of participants in the channel of distribution of computer products has decreased significantly during 1999. We believe this is the result of consolidations among participants through mergers, acquisitions and other business combinations, business failures, manufacturers aligning with fewer distributors and retailers and other factors. Many of the current participants face serious financial difficulties, or are undergoing significant management or strategic changes, which can cause them to reduce, delay or suspend investments in the type of products and services that we offer.

The sales and implementation cycles for our products and services are long, which can delay the acquisition of new business and the receipt of revenues.

Our potential customers tend to engage in extensive internal reviews before making purchase decisions. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. The purchase of our products and services for deployment within a customer's organization often involves a significant commitment of capital and other resources. The purchase of our products and services is therefore subject to delays that are beyond our control, such as the customer's internal procedures to approve large capital expenditures, budgetary constraints and the testing and acceptance of new technologies that affect key operations.

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

The market for software products that enable e-commerce is intensely competitive, and we expect competition in our market segment to increase substantially. Numerous companies provide e-commerce solutions, and several competitors target the computer products industry. Our competitors include both large companies with substantially greater resources and longer operating histories, systems integrators and the internal information technology departments of some of our customers and potential customers.

We believe that our principal sources of competition currently are systems integrators and the internal information technology departments of our customers and potential customers. These organizations may seek to develop e-commerce solutions through the use of tools offered by our competitors primarily focused on providing e-commerce enabling solutions to the computer industry. Our primary competitors include, but are not limited to, BroadVision, Calico Commerce, C/NET, i2 Technologies, Open Market, Selectica and TechnologyNet. In addition, there are a number of significantly larger companies with which we do not currently compete that do not presently offer the same or similar e-commerce solutions offered by us but that could, with limited barriers to entry, compete directly with us. Also, Trilogy is not prohibited from competing directly or indirectly with us. Increased competition could result in price reductions, reduced margins and loss of market share, any of which would adversely affect our business. Many of our current and potential competitors have significantly longer operating histories and significantly greater financial, technical, marketing and other resources than us. We may be unable to compete successfully with our existing competitors or with new competitors, and failure to do so may adversely affect our financial results and stock price.

We must develop new products, services and features that incorporate technological advances and are responsive to market requirements or risk obsolescence.

The market for our e-commerce solutions is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete and unmarketable. Our success will depend on our ability to enhance our existing products. Our success will also depend on our ability to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and that address increasingly sophisticated customer requirements. Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:

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

If a significant number of computer industry participants do not adopt our solutions, or if we fail to retain or fail to further penetrate our existing customer accounts, we may not achieve the critical mass of users necessary to enable the success of our solutions and services. We must attract a significant number of manufacturers and channel partners from the computer industry and expand our existing relationships. In particular, a fundamental element of our business strategy is to enter into contractual relationships with manufacturers and distributors that enable us to derive increasing revenues from those customers to the extent that our e-commerce solutions are more broadly adopted by market participants. In the past, these entities have purchased computer products and accessories and exchanged information regarding these products primarily through traditional means of commerce and communications. The market for the types of products and services that we offer is still emerging and may not continue to grow. Even if the market does continue to grow, our products might not achieve market acceptance among computer product manufacturers, distributors, resellers, retailers, other industry participants and end users, including corporate buyers and consumers. If we are not successful in achieving broad market acceptance of our third-party e-commerce products and services or in achieving significant market share, our financial results and stock price may be adversely affected.

Our business is dependent on our ability to manage our content database and ensure the accuracy of that data.

Our business depends on our ability to update and maintain an extensive database of technical and descriptive information on computer products, including over 600,000 SKUs from over 1,000 manufacturers. Inaccuracies in the data we maintain could expose us to liabilities and could result in termination of customer contracts.

In October 1999, we signed an agreement with eCommerce Industries, Inc. ("eci/2/") pursuant to which we have committed to collect and maintain content on office products. We have no experience in creating an information database for office products and may experience unanticipated costs and difficulties in this effort.

Maintaining our databases is a highly manual process and we utilize a combination of highly trained internal personnel and contract personnel provided by third parties. In addition, our computer systems and databases must be sufficiently scalable to process large amounts of complex product specification and configuration data without significant degradation in performance. In the past, we have experienced periodic difficulties with data accuracy. For example, in the second quarter of 1998, database capacity constraints limited our ability to accept daily pricing and availability updates from distributors, and temporarily disrupted our ability to provide this data to some reseller customers. These problems caused some of those customers to decline or delay contract renewals.

We have a history of losses that we expect to continue in the future.

During the nine months ended September 30, 1999 and in each fiscal year since inception, we have incurred losses from operations, except for a small operating profit in 1995. At September 30, 1999, we had an accumulated deficit of $17.4 million. We expect operating losses to continue for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher net revenues while controlling expense levels. Our future profitability and success, if any, will depend, among other factors, on our ability to maintain and expand relationships with computer industry participants and end users. Although our revenues have increased in recent periods, there can be no assurance that our revenues will grow in future periods or that we will achieve profitability on a quarterly or annual basis in the future. Even if we do achieve profitability in future fiscal periods, we cannot be sure that we would be able to sustain or increase profitability because of the dynamic nature of our business and the industry in which we compete.

Our operating results are volatile and may fluctuate significantly in future fiscal periods.

Historically, our revenues and operating results have fluctuated significantly. We expect that they will continue to fluctuate significantly on a quarterly and annual basis due to a combination of factors. We have in the past recognized, and may in the future be required to recognize, a significant portion of revenue derived from perpetual license agreements with our customers in a single fiscal quarter, which can cause significant variations in quarterly revenues. Since a majority of our revenues come from a limited number of large customers, the timing of significant orders and the recognition of revenue from these orders are unpredictable and can cause large fluctuations in quarterly operating results. Other factors that may cause our future revenues and operating results to fluctuate include:

   . our ability to expand significantly our sales, marketing and consulting services organizations;

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

   . the extent to which unauthorized access and use of online information is perceived as a threat to network security;

   .  seasonal trends in customer purchasing; and

   .  general economic conditions.

It is likely that in some future quarter our revenues and operating results will fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock may decline significantly.

Our stock price has been, and may continue to be, extremely volatile.

The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

   .  actual or anticipated variations in our quarterly operating results;

   . announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

   .  changes in financial estimates by securities analysts;

   .  conditions or trends in the Internet and online commerce industries;

   . changes in the market valuations of other Internet or online service companies;

   .  developments in Internet regulations;

   . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

   .  unscheduled system downtime;

   .  additions or departures of key personnel; and

   .  sales of our common stock or other securities in the open market.

In the past, securities class-action lawsuits have often been instituted against companies following stock price declines. Litigation of this type, if instituted, could result in substantial costs and a diversion of our management's attention and resources.

We have a limited operating history, which makes our future prospects difficult to evaluate.

We were established as a separate business unit within Trilogy in 1993. We were incorporated and began to recognize revenue in 1994. We entered into agreements with a majority of our significant customers since only the third quarter of 1997. Our limited operating history makes an evaluation of our future prospects very difficult. In particular, our prospects should be compared to the prospects of companies in new and rapidly evolving markets and must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. These risks include our ability to:

   .  expand our sales, marketing and consulting services organizations;

   .  expand our customer base and retain key customers;

   .  successfully deploy our products and services;

   .  develop and introduce new products and services;

   .  manage growing operations; and

   .  respond to a rapidly changing competitive environment.

We must expand our sales, marketing and consulting organizations; we are dependent on retaining and attracting key personnel.

In order to grow our business, we must expand significantly our sales, marketing and consulting organizations. Our future success also depends in significant part upon our ability to retain and attract key management and technical personnel. Competition for qualified personnel is intense, and we have in the past experienced difficulty in recruiting qualified personnel. The loss of key personnel or the inability to attract and retain additional qualified personnel, may have an adverse effect on our business and stock price.

We particularly depend on the continued services and performance of Ross A. Cooley, our Chairman and Chief Executive Officer, and Christina C. Jones, our President, Chief Operating Officer and founder. Mr. Cooley, in his capacity as our Chairman and Chief Executive Officer, currently performs various executive and leadership functions, including executive management of new customer and new account relationship activities and recruitment of senior management personnel. Ms. Jones, in her capacity as our President and Chief Operating Officer, is principally responsible for managing our daily operations and developing our strategic and operational plans. We currently do not carry key person life insurance for either Mr. Cooley or Ms. Jones.

Trilogy has voting control over pcOrder and may exercise that control in a manner that adversely affects the company or other stockholders.

Trilogy currently owns approximately 81% of our outstanding common stock. This level of ownership provides Trilogy with the voting power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. For example, Trilogy can elect all of our directors, cause an amendment of our Certificate of Incorporation, Bylaws and other documents, and generally control the management of our business and affairs. In addition, the shares of Class B common stock held by Trilogy entitle Trilogy to eight votes, while each share of Class A common stock held by our other stockholders entitle the holders to only one vote per share. Accordingly, Trilogy may retain the ability to determine the outcome of matters submitted to a vote of our stockholders even if it holds less than a majority of our outstanding common stock. If Trilogy sells some or all of its pcOrder common stock to a third party, the third party may be able to control us in the manner that Trilogy is currently able to control us, including the election of all of the members of our board of directors. A sale by Trilogy to a third party may adversely affect our other stockholders, the trading price of our Class A common stock and our business.

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

We license core technology from Trilogy on a non-exclusive basis and with some limitations. Our business would be disrupted by any termination of the license, or reduction in the performance of the licensed technology, that requires us to develop internally or license similar technology from a third party. We believe that similar technology is not currently available from any third party. If the license from Trilogy were terminated, we might not be able to develop successfully similar technology on our own.

We have historically relied on Trilogy to provide significant human resource, finance, recruiting, legal and other services. Since our initial public offering in February 1999, we have begun to develop and implement the operational, administrative and other systems and infrastructure necessary to support our current and future business. To date, we have not completed this process. The costs of the development and implementation will be significant. Any failure to develop successfully and implement the systems and infrastructure may have an adverse effect on our business.

Ownership interests of our directors or officers in Trilogy's common stock, or service as both a director or officer of pcOrder and an officer or employee of Trilogy, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for pcOrder and Trilogy. Joseph A. Liemandt, one of our directors, is the Chairman and Chief Executive Officer and a substantial stockholder of Trilogy.

An agreement between us and Trilogy that prohibited Trilogy from competing with us expired on June 1, 1999. While Trilogy does not currently compete directly with us, Trilogy is free to do so. Direct competition with Trilogy could have an adverse effect on our business. Further, Trilogy has joint ownership rights in technology jointly developed by pcOrder and Trilogy during the term of our license arrangement with Trilogy and also have access to technology that we develop for the computer industry. Trilogy can utilize the technology in competition with us or license the technology to our competitors or potential customers, which could have an adverse effect on our business.

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

Our business is dependent on the further development and maintenance of the Web infrastructure.

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

Although we have had limited sales outside of the U.S. and Canada, we expect to increase our sales in international markets. To expand international sales, we must establish additional foreign operations, build strategic relationships and hire additional personnel. This expansion will require significant management attention and financial resources and could have an adverse effect on our business. In addition, we may be unable to maintain or increase international market demand for our products and services. Although our international sales are primarily denominated in U.S. dollars, we may incur an increasing percentage of obligations denominated in foreign currencies in the future. A change in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets and could otherwise adversely affect our ability to meet our foreign-currency-denominated obligations. Currently, we do not employ currency hedging strategies to reduce this risk. Our international business may be subject to additional risks, including the following:

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

We may encounter difficulties and unanticipated costs and liabilities in acquiring and effectively integrating assets and businesses from third parties.

As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. Any acquisitions that we undertake will be accompanied by the risks commonly encountered in business acquisitions. These risks include, among other things:

   .  potential exposure to unknown liabilities of acquired companies;

   . the difficulty and expense of assimilating the operations and personnel of acquired businesses;

   .  diversion of management time and attention and other resources;

   .  loss of key employees and customers as a result of changes in management;

   .  the incurrence of amortization expenses; and

   .  possible dilution to our stockholders.

In addition, geographic distances may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. As of the date of this prospectus, we have no agreements or understandings regarding any future acquisitions.

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

Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. There can be no assurance that we would be able to obtain a license on acceptable terms, if at all, or to design around the patent. We pursue the registration of some of our trademarks and service marks in the U.S. and in some other countries, although we have not secured registration of all of our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in those jurisdictions. We license some of our proprietary rights to third parties. Those licensees may not abide by compliance and quality control guidelines regarding proprietary rights and the licensees may take actions that would adversely affect our business.

The computer software industry is characterized by frequent and substantial intellectual property litigation that often is complex and expensive and involves a significant diversion of resources and uncertainty of outcome. In the future, we may need to pursue litigation to enforce and protect our intellectual property rights or to defend against a claim of infringement or misappropriation. We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we have not conducted and do not intend to conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, which generally are confidential when filed. Any claims against us relating to the infringement or misappropriation of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing us from distributing some products.

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

Our growth and new projects have placed significant demands on our management and other resources. Our revenues increased from $5.9 million in 1996 to $29.6 million for the nine months ended September 30, 1999. Our staff increased from one employee in June 1994 to 219 employees at September 30, 1999. This growth has resulted in, and can be expected to continue to require, substantial expansion of our infrastructure, including operating and financial systems and controls and the geographic scope of our operations and customers. Recent rapid growth has also resulted in new and increased responsibilities for management personnel. The growth has placed and, if it continues, is expected to continue to place, a significant strain on our management and operations. In addition, we have historically relied on Trilogy to provide some human resource, finance, recruiting, legal and other services. We are in the process of assuming responsibility for many of those services. If we are unable to develop the personnel and infrastructure necessary to manage an increased level of business and operations, our financial performance and stock price may be adversely affected.

We may experience unanticipated expenses and other problems related to Year 2000 issues.

Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the Year 2000 arrives. We have conducted evaluations to assess whether our business and our products present Year 2000 risks as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance." However, the Year 2000 problem is pervasive and complex and there is a risk that we have not identified all of the Year 2000 issues that may affect us or that any remedial efforts we undertake will not adequately address identified Year 2000 problems. We have made limited contingency plans for the remediation of Year 2000 problems that may affect our information technology systems and products, or the third-party equipment and software utilized by us. Any significant Year 2000 problem that may arise in our business or in our products, including products we license from Trilogy, may result in a disruption in our business, require us to make large, unplanned expenditures or cause us to lose customers.

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

We need substantial working capital to fund our business. Although we currently believe that our existing capital resources will be sufficient to meet our presently anticipated cash requirements for at least the next 12 months, we may need to raise additional financing before that time. We cannot be sure that additional financing will be available to us on favorable terms when required, or at all. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. In addition, financing may not be available when needed or may not be available on acceptable terms. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our sales and marketing organization, develop new products and product enhancements, or take advantage of business opportunities or respond to competitive pressures.

Future sales of common stock by Trilogy or insiders could adversely affect our stock price.

Sales by Trilogy or our officers and directors of significant amounts of common stock in the public market or the perception that these sales could occur, could adversely affect our stock price. Trilogy has registration rights for its shares of common stock, which rights could facilitate any future disposition.

Investors' ability to trade our common stock may be limited by trading volume

The trading volume in our common stock has been limited which may inhibit the ability of stockholders to sell shares in pcOrder and of potential investors to buy a stake in pcOrder.

PART 2.   OTHER INFORMATION

Item  1.  Legal Proceedings

In January 1999, the Company filed an action for declaratory judgement in the 345th Judicial District Court of Travis County, Texas, Case No. 99-00787 against its former Vice President, Sales from July 1998 to December 1998, seeking to have certain claims for sales commissions and stock grants determined to be invalid. In April 1999, the defendant in the Company's action filed a counterclaim against the Company and Christina Jones, the Company's President and Chief Operating Officer, requesting actual and punitive damages of not less than $3.0 million as a result of alleged failure of the Company to pay certain commissions and stock grants, among other matters. In September 1999, the Company settled this lawsuit with the former employee. The settlement did not have a material effect on the Company's financial condition or results of operations.

Item  2.  Changes in Securities

The Company's registration statement (Registration No. 333-62985) under the Securities Act of 1933, as amended, for its initial public offering became effective on February 26, 1999. Offering proceeds, net of aggregate expenses to the Company of approximately $2.2 million, were approximately $47.2 million.
The Company has used a portion of the proceeds for the repayment of $5.4 million in indebtedness to its parent company. The remainder of the net proceeds has been used to purchase temporary investments primarily consisting of cash and cash equivalents and short-term investments.

Item  3.  Defaults upon Senior Securities

None

Item  4.  Submission of Matters to a Vote of Security Holders

None

Item  5.  Other Information

None

Item  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          ---------

          The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

     (b)  Reports on Form 8-K:
          --------------------

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PCORDER.COM, INC.



Date:  November 12, 1999            /s/ JAMES J. LUTTENBACHER
                                    -------------------------------------
                                    Name:  James J. Luttenbacher
                                    Title: Vice President and Chief Financial
                                           Officer

                                EXHIBIT INDEX


   Exhibit
    Number                             Exhibit Title
--------------     ----------------------------------------------------------

      27           Financial Data Schedule