Form 10-K405
period 1999-12-31
PCORDER COM INC
filed 2000-03-30
CIK 1068726

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                     For the year ended December 31, 1999

                         Commission File No. 000-25447

                               PCORDER.COM, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              74-2720849
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                            5001 Plaza on the Lake
                              Austin, Texas 78746
                                (512) 684-1100
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates of the registrant as of
    March 27, 2000................................................ $167,027,183
                                                                   ------------
   Number of shares of Class A common stock outstanding as of
    March 27, 2000................................................    6,393,385
                                                                   ------------
   Number of shares of Class B common stock outstanding as of
    March 27, 2000................................................   10,317,650
                                                                   ------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 30, 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PCORDER.COM, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
                                 PART I

Item 1.Business..........................................................    3
Item 2.Properties........................................................   21
Item 3.Legal Proceedings.................................................   22
Item 4.Submission of Matters to a Vote of Security Holders...............   22

                                 PART II

Item 5.Market for the Registrant's Common Stock and Related Stockholder
 Matters.................................................................   23
Item 6.Selected Financial Data...........................................   24
Item 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   25
Item 7A.Quantitative and Qualitative Disclosure About Market Risk........   35
Item 8.Financial Statements and Supplementary Data.......................   36
Item 9.Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure....................................................   54

                                PART III

Item 10.Directors and Executive Officers of the Registrant...............   54
Item 11.Executive Compensation...........................................   54
Item 12.Security Ownership of Certain Beneficial Owners and Management...   54
Item 13.Certain Relationships and Related Transactions...................   54

                                 PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K..   55
Signatures...............................................................   57

                                    PART I

ITEM 1. BUSINESS

  The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described under "Risk Factors" and the other risks described in this Annual Report on Form 10-K. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof.

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

INDUSTRY BACKGROUND

Growth of Internet Usage and E-Commerce

  The Internet and Internet-related technologies are revolutionizing the way businesses and consumers communicate, share information and conduct business. There has been a significant increase in the amount of information and services available over the Internet. Improved technology has enabled more sophisticated information and services to be offered and has increased the accessibility and ease of use of the Internet. These developments have increased significantly the number of Internet users and transformed the use of the Internet from a publishing medium to a medium that enables complex business-to-business and business-to-consumer communications and commerce.

  At the same time, businesses are faced with increasing competitive pressures to lower costs, decrease inventories, improve sales and marketing productivity and enhance time-to-market. To address these challenges, businesses are increasingly using the Internet to replace traditional sales methods, provide greater accuracy and permit the exchange of time-sensitive business information.

  Forrester Research, Inc. estimates that the business-to-business e-commerce market will grow from $43 billion in 1998 to $1.3 trillion by 2003, representing a compound annual growth rate of over 98%. In addition, Forrester reports that computer products, including wholesale and retail equipment, software, semiconductors and manufacturing, represent the largest and fastest growing segment, by revenue, in business-to-business e-commerce. We believe that the computer industry is particularly well suited to the use of the Internet to conduct e-commerce due to:

  .  the industry's large size and fragmented nature;

  .  the high costs of sales and distribution;

  . the challenges that the industry faces in managing the volume and complexity of product, pricing, and configuration information that result from a wide array of products, short product life cycles and increased demand for custom configured solutions; and

  .  the industry's tendency to embrace technology for automating processes.

Need to Enhance Efficiencies in the Sales, Marketing and Distribution of Computer Products

  Growth in Markets. According to International Data Corporation, the North American computer products market, including personal computers, servers, workstations, data communications equipment, and peripheral computer products, such as data storage devices, printers, monitors, and scanners, totaled $129 billion in 1997 and is expected to reach $178 billion by 2002. In addition, purchases of computer products often involve purchases of related software applications.

  Complexity of Industry and Need for Information. As the Web-based market for computer products has developed, the group of industry participants has become more diverse and complex. These participants include:

  . manufacturers of computer hardware, software, peripherals and components;

  . channel participants, including distributors, resellers, systems integrators and retailers;

  . media companies that publish articles, reviews and other information about computer products and host portal sites for corporate buyers and channel participants;

  . Internet shopping services that provide decision guides, market research tools and other services to assist consumers and corporate buyers in making purchase decisions and locating products on the Internet; and

  .  end users, including both corporate buyers and consumers.

  The traditional computer industry supply chain consists of various sales and distribution models, including direct-to-the-end-user and indirect 2-tier and 3-tier models. As a result, multiple industry participants are typically involved in the sale and fulfillment of a transaction. For example, resellers and integrators may buy directly from manufacturers, or they may purchase products indirectly through distributors and resellers. For orders placed through resellers, manufacturers may choose to ship directly to the end user or may utilize their distributor and reseller channel partners to configure and fill orders. To provide a broader product offering and local services, direct manufacturers may employ distributors, resellers and integrators. These emerging distribution methods are creating complexities, which are forcing the computer industry to find better ways to share information about customers, products, configuration, pricing, inventory and ordering.

  Direct Distribution Methods and Shorter Product Life Cycles. The relative success of companies that build systems to user specifications and ship directly to the end user has put pressure on computer industry participants to better meet customer demands. In addition, rapid technological change has caused the continuing decline of component prices and shorter life cycles of computer products. To compete more effectively, participants must reduce inventories, shorten time-to-market and improve their ability to meet changing customer demands.

  Need for Current Product Information. The wide array of products, short product life cycles and high volume of new product introductions make it difficult for sales representatives and end users to remain current with changing product and compatibility information. These difficulties have underscored the need for sales productivity and e-commerce software combined with current product information. Fulfilling this need helps increase the efficiency and accuracy of sales representatives and helps enable end users to independently select, configure and order computer products online.

  Lack of Standardization. The sale of computer products frequently involves multiple industry participants. Therefore, industry-wide standardization of product and transaction information and software that makes the information available online is required to provide a comprehensive e-commerce solution for the industry. Past efforts to accomplish this have been largely proprietary to a single or limited number of industry participants. These proprietary solutions have had difficulty in achieving widespread adoption because competition among industry participants makes it difficult to reach agreement on a single standard. The development and maintenance of the required software applications and content and the necessary integration with partners' systems require significant investments. Participants have not been able to justify the associated costs of building this type of a system independently. As a result, we believe there is a need for an independent, comprehensive industry-standard solution.

OUR SOLUTION

  As an independent, third party provider, we believe we are uniquely positioned to deliver business-to-business solutions to computer industry participants. Our solutions are focused on:

  . Commerce. Our software technology platform enables computer industry participants to develop and implement innovative, functional e-commerce solutions. We offer a broad set of advanced sales, marketing, distribution and e-commerce software applications.

  . Content. Our content database contains more than 700,000 SKUs from over 3,000 manufacturers, which we believe is the industry's largest aggregation of product information. Our database includes detailed product categorization, compatibility, pricing and availability information. We seek to extend our position as an industry-leading product information source by continually broadening and deepening our content offering.

  . Community. The adoption of our platform by multiple industry participants allows our customers to efficiently share information and buy and sell products online. By promoting our platform as the industry standard, we are enabling the creation of e-commerce communities within the computer products industry.

  To enable the successful deployment and use of our commerce, content and community solutions, we provide software integration, customization, training, Web-hosting and other services. We have developed software integration modules that allow our applications to integrate with leading enterprise software applications such as those of Oracle and SAP. These integrations allow the transfer of information to enable order placement, pricing and inventory queries, order status queries, financing and credit approval and other functions.

  To date, industry participants such as beyond.com, Compaq, CompuCom Systems, CompUSA, CMP Media, Dell, GE Capital, Hewlett-Packard, Ingram Micro, IBM, Inktomi, EDS, Nortel Networks, Quantum, Scribona Computer Products, Tech Data and ZDNet have adopted either our software applications, our content and related services, or both as part of their overall e-commerce strategy. In 1999, our software and content was used by more than 19,000 computer product sales representatives from over 4,400 reseller organizations.

  We have a non-exclusive technology license agreement with Trilogy Software, Inc. ("Trilogy") that enables us to develop products based on Trilogy's sales, marketing and e-commerce software applications, including what we believe is one of the industry's leading configuration and pricing technologies. We have extended these applications to support the specific configuration and pricing rules of the computer industry to help industry sales representatives and end users quickly and accurately build and order custom-configured systems across multiple vendors. As of December 31, 1999, Trilogy owned approximately 62% of our outstanding common stock.

  Our solutions are designed to provide customers with the following benefits:

  . Meet end-user demand for ordering by offering online product configuration, pricing, selection and ordering capabilities. This enables end users to order computer products over the Internet.

  . Enhance the productivity of sales and marketing efforts by providing a comprehensive tool to access product data, configure systems and enable ordering. We believe this allows sales representatives to respond more quickly to customer needs.

  . Reduce inventory costs by enabling computer industry participants to build computers as orders are placed. We believe this enables our customers to decrease the risk of product obsolescence, to improve their ability to meet end-user demand, and to achieve higher margins by enabling the sale to occur earlier in the product life cycle.

  . Reduce costs, risks, and time-to-market of establishing e-commerce capabilities. We believe our position as an independent third-party solutions provider, combined with our industry focus and experience, enables us to offer the most cost-effective and rapid time-to-market e-commerce solutions to the computer industry.

  . Improve information flow in the computer industry by standardizing product information and software. We believe that this improved flow will enable industry participants to better share accurate and timely information about customers, products, configuration, pricing, inventory and ordering.

CUSTOMERS

  We have established a customer base of manufacturers, channel participants (including distributors, resellers, integrators and retailers), media companies and Internet shopping services. In 1999, Compaq and Hewlett-Packard each represented more than 10% of our total revenues. The customers shown in the table below represented 88% of our total revenues for the year ended December 31, 1999.

Manufacturers:                            Channel Participants:


AST                                       b2bstores.com
Compaq                                    CompuCom Systems
Dell                                      CompUSA
Hewlett-Packard                           EDS
IBM                                       ENTEX
Nortel Networks                           GE Capital IT Solutions
Quantum                                   Hartford
SGI                                       Ingram Micro
                                          Manchester
Media Companies:                          SARCOM
                                          Scribona Computer Products
CMP Media                                 SYNNEX
InfoWorld                                 Tech Data
ZDNet

Internet Shopping Services:

Active Research
Deja.com
Inktomi
NexTag.com
PriceGrabber.com

  In partnership with our major customers, we have deployed our solutions to small and medium resellers. We have designed our suite of products and services to automate and enhance our customers' sales, marketing and inventory management capabilities.

OUT PLATFORM

  In September 1999, we introduced eStation, our third generation technology platform that provides open and scalable solutions designed to meet the specific needs of each segment of the computer industry, including computer product manufacturers, channel participants, media companies, Internet shopping services and end users, including corporate customers and consumers.

  Software Applications. We offer a suite of software applications that are designed to increase the automation of sales, marketing and distribution functions in the computer industry. The following applications operate on the eStation platform:

  . Kiosks. A retail Kiosk application enables end-customers to access product information, build configurations and order from virtual inventory.

  . E-Tail Sites. Turn-key E-tail Sites allow manufacturers, retailers or resellers to market tens of thousands of products online. E-tail Sites provide a ready-populated catalog, a retail-oriented shopping experience and easy integration to business and fulfillment partners.

  . Large Account Extranets. Large Account Extranets give enterprise corporate customers a personalized, streamlined way to procure computer products online. Extranets include a custom interface, targeted promotions, contract pricing and procurement management logic.

  . Small and Medium Business Portal. Small and Medium Business Portal technology enables retailers, resellers and manufacturers to create a personalized portal for their small and medium-size business customers. This technology supports thousands of personalized user accounts, each of which can be set up rapidly by the user or an administrator.

  . Request for Quote. The Request for Quote ("RFQ") technology is a reverse auction application that streamlines the purchase process by providing corporate customers with a single location to gather product information, interact with merchants and purchase products over the Internet. Buyers select products, disseminate RFQs to a network of merchants that are qualified based on their business profile and award bids based on the responses received from the merchants.

  . Store-O-Matic. Store-O-Matic is a store-generation tool that enables the creation of custom Web storefronts. Individual storefronts can vary greatly in their look and feel, yet can be created rapidly.

  . Sales Webtop. Sales Webtop enables internal sales representatives to instantly access pricing, availability, configuration and product information, build custom quotes and take orders.

  . Call Centers. Many Internet sales are actually completed by telephone. The Call Center application provides easy integration into industry-leading call center systems. This enables customer service representatives to access the same information as the customer, providing easy support and up-sell opportunities.

  Functionality Modules. Our software applications are modular in nature. This modularity enables customers to purchase and add specific functionality as needed. Modules may be accessed either through our packaged software applications or through customer-specific, custom-developed applications. Our applications are built upon various combinations of the following core modules:

  . Promotion. The promotion module provides the ability to deliver and manage targeted product promotions. The promotion module points users to alternative or add-on products at the point of sale. This enables the manufacturer to target the promotion of its products to specific customers, track the response rates, and dynamically manage the promotion to maximize results.

  . Catalog. The catalog module enables users to easily search, browse, compare, and view product data sheets from our content database. For example, users can perform searches such as "show all laptop computers with hard drives larger than 1 gigabyte".

  . Custom Pricing. The pricing module allows users to access customized pricing information. Utilizing software licensed from Trilogy, we have developed a computer industry pricing module that enables participants to automate complex pricing rules. For example, resellers can make customer-specific adjustments before displaying prices to end users.

  . Finance. The finance module allows users to quote lease rates, electronically submit credit applications, select from multiple financing options and specify optional financing terms. This module electronically links resellers with finance companies, enabling resellers to instantly provide end users with a variety of leasing and finance options.

  . Configuration. The configuration module enables users to more efficiently configure valid systems. Users request desired features through an easy to use needs analysis interface, which then interacts with Trilogy's configuration engine to select components. This interface shields the user from technical details of the components while preventing invalid configurations.

  . Referral. The referral module enables manufacturers to refer customers to resellers based on location or other characteristics. In addition, the referral module delivers, processes, and tracks referrals to connect end users with an appropriate reseller. This allows manufacturers to monitor referrals and ensures that customer needs are met.

  . OrderServer. The order module enables ordering and order confirmation. Manufacturers, distributors and resellers can access pricing and availability information from multiple sources and provide this real-time information to their potential customers. We electronically link our solution and the customer's internal ordering system to create a seamless flow of order information.

  Business Integrations. We have developed software integration modules that allow our applications to integrate with leading enterprise software applications such as those of Oracle and SAP. These integrations allow the transfer of information to enable order placement, pricing and inventory queries, order status queries, financing and credit approval and other functions. We can also link computer industry participants with each other electronically. For example, a manufacturer's website can quote reseller pricing and product availability from a distributor or reseller. After the order is placed, the manufacturer can then automatically transfer the order to the distributor or reseller for fulfillment.

  Content and Related Services. Our content strategy is to become the leading source of accurate, timely, and helpful information to facilitate the buying and selling of computer products, office products and consumer electronics products. We have dedicated extensive resources to establishing a group that is focused exclusively on product content. This group consists of several functional areas including a team dedicated to collecting the product information, a team dedicated to ensuring the accuracy of our content, and a team dedicated to selling content and related services on a stand-alone basis. By offering content as a separate solution, we believe we are able to gain broader access to companies in the computer, office and consumer electronics product industries, and more rapidly increase our content market share in such industries.

The key features of our content and related services are:

  . Breadth and Depth of Information. We currently offer a broad and deep computer product content database in terms of the number of products represented, the number of attributes per product and the amount of other content which we classify as images, reviews, features and benefits and marketing information. We have collected product information on more than 700,000 SKUs from over 3,000 manufacturers, which we believe to be the most comprehensive database of product content in the computer industry. We are working with several distributors and manufacturers to increase the breadth of the content that we currently maintain for each product. Additionally, we are currently in the process of developing similar content databases for the office and consumer electronics products industries.

  . Accuracy and Timeliness of Information. We believe that our product content is among the most accurate in the industry. To ensure timeliness, we work with customers to prioritize top selling products and help ensure that new product information is added to the content database either on the day of or before the product is released.

  . Tools and Processes. We have developed proprietary tools which enable us to capture, analyze the quality of, and control product information which is entered into our content database. We have also created well-defined processes for entering data which further help us ensure accuracy and allow us to more rapidly add to and update the information which is contained in the database. Some of these processes are summarized below.

  . Flexibility. We have designed our content database to enable our customers to decide not only what content they want to display but also how they want to display the content. For example, our customers may choose to display highly technical attributes to their more technical customers and may choose to use a customized template to maintain the same look and feel of their website.

  We currently receive updates and additions of product data on a regular basis from manufacturers, distributors, and resellers. Our processes supplement the data in the following ways:

  . Categorization/Classification. Our categorization and classification processes are designed to create and populate standardized product groupings across the industry and enable convenient access to a broad array of products from multiple suppliers. For example, an end user can search for all monitors of a specific size and select from a list of monitors made by several manufacturers and/or available from multiple suppliers.

  . Data and Logic Modeling. Our data and logic modeling processes are designed to enable accurate multi-vendor configuration. For example, our systems specify that a particular computer accepts one type of memory but not another, thereby helping the user to order the correct upgrade package. We continually develop and enhance our computer industry model that enables our applications to configure multi-vendor computer systems.

  . Data Sheet Creation. We create data sheets designed to give customers detailed product data in a standardized format. Using data sheets, users may access a quick view of all of the product information that they need to make a purchase decision. This standardized format also enables attribute-based searching for products and enables users to conduct a side-by-side comparison between two or more products. For example, a user deciding between two otherwise identical laptop computers would be able to see that one comes with a fax modem and more memory, but that the other is lighter and smaller.

  We have developed a detailed process for receiving, inputting, and verifying the accuracy of the content in our databases. To manage data quality, we have implemented a comprehensive data quality process that involves an automated regression test and analysis of over 34,000 validation test cases. See "Risk Factors--Our business is dependent on our ability to manage our content database and ensure the accuracy of that data". We plan to use our data collection tools and processes to continue to add product data that we currently do not collect.

  Services. To provide a comprehensive platform, we offer a range of services to speed integration and adoption of our solutions at the customer site.

  . Client Services. We implement customer support, software integration, customization and training services primarily through our client services organization. The organization's goal is to ensure successful and rapid implementation and high levels of customer satisfaction by facilitating open communications to quickly identify, analyze and solve problems. Our participation in the customer's implementation may include planning and requirements definition, project management, custom integration, unit and system tests and support procedures design. We believe that providing a high level of customer service and technical support is necessary to achieve timely product implementation. We provide ongoing product support services to our customers in the form of telephone, e-mail and Web-based support, documentation and software updates and error corrections. All product updates are available to customers through our product support group. A team of dedicated engineers and support staff provide product, technical and product registration support from 8:00 a.m. to 5:00 p.m., Central time, on business days, from our support offices. For additional fees, we also provide support services 24 hours a day, seven days a week. We also make training available to our customers through our client services organization.

  . Web-Hosting. While some of our customers host their websites internally, a substantial number of customers utilize our Web-hosting services. To provide these services we staff and maintain a Web-hosting facility in our Austin location. In addition, we contract with third parties to use their facilities to augment our Web-hosting services.

STRATEGIC RELATIONSHIPS

  We actively pursue strategic relationships to increase and augment our product offerings and expand our presence. We are pursing the following initiatives through strategic relationships:

  Office Products Industry. In October 1999, we entered into a strategic relationship with e-Commerce Industries, Inc. ("eci/2/") in order to leverage the proprietary technology and process expertise that we have developed for the computer industry into the office products industry and create a complete business-to-business e-commerce platform for the office products industry. The agreement is a multi-year subscription-based arrangement under which eci/2/ has been granted exclusive rights to sublicense our core e-commerce technology in the office products industry. Additionally, the two companies will share in the development of an extensive office product content database that will be distributed by both companies as part of their overall e-commerce services. In connection with the strategic relationship, we made an equity investment in eci/2/ and Christina Jones, our President and Chief Operating Officer, joined the board of directors of eci/2/.

  Expansion of Content Offering. We have entered into strategic relationships in order to augment our content offerings. Our objective is to provide all segments of the computer industry with the most comprehensive content available. For example, we have an agreement with Deja.com to provide their user reviews and ratings to our content customers, an agreement with Active Research to provide their buyer's guide to our content customers and an agreement with InfoWorld to provide their product reviews to our content customers.

  Community Sites. We have established the strategic relationships described below to create community sites where buyers and sellers of computer products and services come to obtain information, buy or sell products and services and find related links.

  . We have an agreement with CMP Media, one of the leading high tech media companies, to launch a CMP-branded portal for the computer reseller community with our Sales Webtop application. The reseller portal will be available on CMP's ChannelWeb which currently reports 1.5 million page views per month. CMP Media reports that 70,000 reseller members are registered for ChannelWeb. Under the agreement, this site will be integrated with CMP's product reviews and editorial content and enable resellers to move their businesses online by providing product search, comparison, real-time pricing and availability and quote generation tools. The portal will also allow for highly targeted advertising and promotion at the point-of-sale.

  . InfoWorld and pcOrder jointly launched InfoQuote, a business service using our Request For Quote, or RFQ technology, in October 1999. InfoWorld is a leading portal for corporate computer buyers. The service acts as a "reverse auction", which allows registered users of InfoWorld's site to select products by accessing our ContentSource database and to then disseminate their purchase requirements to a number of merchants selected from a network of over 8,000 individual representatives representing over 3,500 merchant organizations registered for the MyTechBuyer.com service described below. Merchants can then bid for the business through the service. The service also provides links to InfoWorld product reviews.

  . In cooperation with GE Capital Vendor Financial Services, we power an online reseller community called MyTechBuyer.com. MyTechBuyer.com was launched in the second quarter of 1999 and enables resellers to obtain product information, build sales quotes online and bid on Requests-for-Quotes. There are currently over 4,400 merchant organizations registered to use the service.

SALES AND MARKETING

  We sell and market our software applications, content and services primarily through our sales and marketing organization.

  Sales. Our sales force consists of technical presale consultants, account developers, field sales representatives and telemarketers. We deploy sales teams consisting of both sales and technical professionals to provide customized proposals, presentations and demonstrations to potential customers. The primary decision makers in our customers' organizations typically include management executives such as the chief executive officer, the chief financial officer, vice presidents of marketing, vice presidents of sales and chief information officers.

  Marketing. Our marketing efforts are directed at establishing a market leadership position, and therefore we are investing in the expansion of our marketing organization and activities. Targeted at executives in the computer industry, our marketing programs are focused on creating awareness and generating interest in our solutions. We engage in a variety of co-marketing activities with some of our key customers designed to strengthen our customer relationships. We are an active participant in industry conferences and expositions. We have sponsored several industry conferences in the past, and we believe that exposure of this nature has contributed to our visibility within the computer industry. Our marketing personnel engage in a variety of marketing activities, including managing and maintaining our Web site, issuing newsletters, creating direct mailings, placing advertisements, conducting public relations and establishing and maintaining close relationships with industry analysts.

TECHNOLOGY

  Our solutions are based on open industry standards and are designed to be fully modular and extensible. The architecture is designed to allow new modules to be added to the backbone, and replaced when newer versions become available. Our software applications and content database are made available both on the Internet via a Web browser/HTML and also via Win32 client-server interfaces. Both interfaces access the same application layer, which provides functionality such as configuration, pricing, product information data sheets, financing and ordering.

  We have implemented our software applications through the use of industry standard technologies, including HTTP/HTML, C++, COM/DCOM, CORBA, Windows NT and ODBC. We believe this implementation provides timely systems integration, ease of implementation, broad connectivity and benefits from technological advancements.

  We have a non-exclusive, worldwide, royalty-bearing license to use Trilogy's sales and marketing automation software. We customize application modules licensed to us by Trilogy for the specific needs of our customers. Examples of this customization include computer industry-specific configuration and pricing modules. We create our own application modules that specifically address the functionality needs of computer industry participants.

RESEARCH AND DEVELOPMENT

  Our research and development efforts include software application development and customization, data modeling and tools development. Our software application development teams identify and develop software solutions that meet the unique needs of computer industry participants. This includes both the development of original software applications as well as customizing Trilogy's applications. Our database content research and development efforts primarily focus on the development of data models and data entry tools that enhance our content management and maintenance capabilities.

  We intend to continue to make substantial investments in research and development and related activities. We believe that our future success will depend in large part on our ability to support current and future releases of software applications, to maintain and extend our content database and to timely develop successful new products.

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

  With respect to our software solutions, we believe that our principal sources of competition currently are systems integrators and the internal information technology departments of our customers and potential customers. These organizations may seek to develop e-commerce solutions through the use of tools offered by our competitors primarily focused on providing e-commerce enabling solutions to the computer industry such as BroadVision, Calico Commerce, i2 Technologies, Open Market, Selectica and TechnologyNet. In addition, there are a number of significantly larger companies with which we do not currently compete that do not presently offer the same or similar e-commerce solutions offered by us but that could, with limited barriers to entry, compete directly with us. Also, Trilogy is not prohibited from competing directly or indirectly with us. Increased competition could result in price reductions, reduced margins and loss of market share, any of which would adversely affect our business. Many of our current and potential competitors have significantly longer operating histories and significantly greater financial, technical, marketing and other resources than ours. We may be unable to compete successfully with our existing competitors or with new competitors, and failure to do so may adversely affect our financial results and stock price in the future. Increased competition could result in price reductions, reduced margins and loss of market share, any of which would materially and adversely affect our business.

  We believe that price, functionality, product performance, content, reliability and customer service are the principal competitive factors for companies seeking to provide e-commerce solutions. We believe our e-commerce solutions differ from approaches taken by competitors primarily because of our unique focus on the computer industry, our strategic relationships with industry leaders, and our comprehensive content database.

  With respect to our content solutions, we have seen a significant increase in competition in recent months. Most notably, C/Net has begun to aggressively target the computer and consumer electronics industries. We believe that the breadth and depth of our content solutions, along with the additional features that we continue to incorporate in to such solutions, will differentiate our content offerings from those of our competitors.

EMPLOYEES

  As of December 31, 1999, we had 242 full-time employees, including 46 in sales and marketing, 29 in research and development, 40 in content management, 38 in customer support, 50 in professional services and 39 in administration. In addition, we employed 117 part-time and contract employees; this consisted primarily of outsourced support for our content management and consulting services. All of these employees are located in the U.S. We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales and marketing, and senior management personnel. Competition for these personnel is intense, and we cannot assure you that we will continue to be able to attract and retain qualified employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage, and we consider our relations with our employees to be good.

                                 RISK FACTORS

  Our future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this Annual Report on Form 10-K or in other reports, press releases or other statements issued from time to time.

A majority of our revenues come from a few customers.

  Greater than 60% of our revenues came from our five largest customers in each of the last three fiscal years. In particular, one customer, Compaq, represented a significant portion of our total revenues during 1999. If we lose and fail to replace any of our large customers, including Compaq, our financial results and stock price may be adversely affected. We plan to expand and diversify our customer base. However, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers.

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

  The recent decrease in the number of participants in the computer industry's distribution channel, and the financial difficulties facing many of the participants, could result in the loss of material customers for our solutions or render us unable to increase the number of customers for our solutions. The computer industry is sensitive to general economic, business and industry conditions that can cause buyers of computer products to reduce or delay their investments in computer systems. Any event or condition that results in decreased spending on computer products, or consolidation within the computer industry, could have a negative effect on our customers and negatively impact our business. The number of participants in the channel of distribution of computer products decreased significantly during 1999. We believe this is the result of consolidations among participants through mergers, acquisitions and other business combinations, business failures, manufacturers aligning with fewer distributors and retailers and other factors. Many of the current participants face serious financial difficulties, or are undergoing significant management or strategic changes, which could cause them to reduce, delay or suspend investments in the type of products and services that we offer. These difficulties may also cause existing customers to attempt to renegotiate or terminate existing contracts or delay product implementations or payments.

The sales cycles for our products and services are long, which can delay the receipt of cash and the recognition of revenues

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

  We have historically experienced a lengthy cycle for sales to resellers, and even longer sales cycles for sales to manufacturers and distributors. We most likely will continue to experience lengthy sales cycles in the future, which could delay the timing of cash receipts and the recognition of the related revenues.

The deployments of our products and services are long, which can delay the receipt of cash and the recognition of revenues

  The deployment of our products and services within a customer's organization often takes an extended period of time and requires us to work closely with the customer during the process. Some of our customers have experienced difficulties or delays in completing implementations of our products and services. In some cases, such delays have resulted in customer disputes and requests to renegotiate the contract. Any of these difficulties or delays could cause delays or non-receipt of the related cash, cause delays in revenue recognition, cause customers to reject our solutions or lead to the delay or non-receipt of future orders for our products and services.

We face significant competition and expect the competition to increase.

  The market for software products that enable e-commerce is intensely competitive, and we expect competition in our market segment to increase substantially. Numerous companies provide e-commerce solutions, and several competitors target the computer products industry. Our competitors include both large companies with substantially greater resources and longer operating histories, systems integrators and the internal information technology departments of some of our customers and potential customers. Additionally, we have recently begun to see an increase in competition with respect to our content offerings.

  We believe that our principal sources of competition currently are systems integrators, content providers and the internal information technology departments of our customers and potential customers. These organizations may seek to develop e-commerce solutions through the use of tools offered by our competitors primarily focused on providing e-commerce enabling solutions to the computer industry. Certain of our competitors include, but are not limited to, BroadVision, Calico Commerce, C/Net, i2 Technologies, Open Market, Selectica and TechnologyNet. In addition, there are a number of significantly larger companies with which we do not currently compete that do not presently offer the same or similar e-commerce solutions offered by us but that could, with limited barriers to entry, compete directly with us. Also, Trilogy is not prohibited from competing directly or indirectly with us. Increased competition could result in price reductions, reduced margins and loss of market share, any of which would adversely affect our business. Many of our current and potential competitors have significantly longer operating histories and significantly greater financial, technical, marketing and other resources than us. We may be unable to compete successfully with our existing competitors or with new competitors, and failure to do so may adversely affect our financial results and stock price.

We must develop new products, services and features that incorporate technological advances and are responsive to market requirements or risk obsolescence.

  The market for e-commerce solutions is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete and unmarketable. Our success will depend on our ability to enhance our existing products. Our success will also depend on our ability to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and that address increasingly sophisticated customer requirements. Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:

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

  Our business depends on our ability to update and maintain an extensive database of technical and descriptive information on computer products, including over 700,000 SKUs from over 3,000 manufacturers. Inaccuracies in the data we maintain could expose us to liabilities and could result in termination of customer contracts.

  In October 1999, we signed an agreement with eci/2/ pursuant to which we have committed to collect and maintain content on office products. We have no experience in creating an information database for office products and may experience unanticipated costs and difficulties in this effort.

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

  In each fiscal year since inception, we have incurred losses from operations, except for a small operating profit in 1995. At December 31, 1999, we had an accumulated deficit of $19.3 million. We expect operating losses to continue for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenues while controlling expense levels. Our future profitability and success, if any, will depend, among other factors, on our ability to maintain and expand relationships with computer industry participants and end users. Although our revenues have increased in recent periods, there can be no assurance that our revenues will grow in future periods or that we will achieve profitability on a quarterly or annual basis in the future. Even if we do achieve profitability in future fiscal periods, we cannot be sure that we would be able to sustain or increase profitability because of the dynamic nature of our business and the industry in which we compete.

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

  The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

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

We must expand our sales, marketing, development and consulting organizations; we are dependent on retaining and attracting key personnel.

  In order to grow our business, we must expand significantly our sales, marketing, development and consulting organizations. Our future success also depends in significant part upon our ability to retain and attract key management and technical personnel. Competition for qualified personnel is intense, and we have in the past experienced difficulty in recruiting qualified personnel. The loss of key personnel or the inability to attract and retain additional qualified personnel, may have an adverse effect on our business and stock price.

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

  As of December 31, 1999, Trilogy owned approximately 62% of our outstanding common stock. This level of ownership provides Trilogy with the voting power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. For example, Trilogy can elect all of our directors, cause an amendment of our Certificate of Incorporation, Bylaws and other documents, and generally control the management of our business and affairs. In addition, the shares of Class B common stock held by Trilogy entitle Trilogy to eight votes per share, while each share of Class A common stock held by our other stockholders entitle the holders to only one vote per share. Accordingly, Trilogy may retain the ability to determine the outcome of matters submitted to a vote of our stockholders even if it holds less than a majority of our outstanding common stock. If Trilogy sells some or all of its pcOrder common stock to a third party, the third party may be able to control us in the manner that Trilogy is currently able to control us, including the election of all of the members of our board of directors. A sale by Trilogy to a third party may adversely affect our other stockholders, the trading price of our Class A common stock and our business.

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

  The emergence and growth of the market for our products is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. These improvements might not be made or, if made, they might not be made in a sufficiently timely and cost-effective manner to facilitate market acceptance of our products. The recent growth in the use of the Internet has caused frequent periods of performance degradation. Any actual or perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products. Our ability to increase the speed with which we provide services to customers and to increase the scope of these services ultimately is limited by, and reliant upon, the speed and reliability of the networks operated by third parties.

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

  In addition, geographic distances may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. As of the date of this prospectus, we have no present understandings, commitments or agreements for any material investment or acquisition.

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

  Our growth and new projects have placed significant demands on our management and other resources. Our revenues increased from $5.9 million in 1996 to $44.0 million in 1999. Our staff increased from one employee in June 1994 to 242 employees at December 31, 1999. This growth has resulted in, and can be expected to continue to require, substantial expansion of our infrastructure, including operating and financial systems and controls and the geographic scope of our operations and customers. Recent rapid growth has also resulted in new and increased responsibilities for management personnel. The growth has placed and, if it continues, is expected to continue to place, a significant strain on our management and operations. In addition, we have historically relied on Trilogy to provide some human resource, finance, recruiting, legal and other services. We are in the process of assuming responsibility for many of those services. If we are unable to develop the personnel and infrastructure necessary to manage an increased level of business and operations, our financial performance and stock price may be adversely affected.

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

  The trading volume in our common stock has been limited which may inhibit the ability of our stockholders to sell shares of our stock and of potential investors to buy our shares.

ITEM 2. PROPERTIES

  Our principal facilities occupy an aggregate of approximately 45,000 square feet in Austin, Texas pursuant to a lease with Trilogy that expires in April 2005. We believe that our existing facilities are adequate for our current requirements and that additional space can be obtained to meet our future growth requirements.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, we are involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Currently, we are not a party to any litigation or arbitration proceedings that would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1999.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of pcOrder, and their ages as of March 24, 2000, are as follows:

    Name                      Age                  Position(s)
    ----                      ---                  -----------
Ross A. Cooley...............  58 Chairman and Chief Executive Officer
Christina C. Jones...........  30 President and Chief Operating Officer
James J. Luttenbacher(1).....  44 Vice President and Chief Financial Officer
Richard Friedman.............  37 Vice President, General Counsel and Secretary

  Ross A. Cooley has been Chairman and Chief Executive Officer since November 1996. From 1984 to 1996, Mr. Cooley was employed by Compaq, most recently as Senior Vice President and General Manager responsible for all North American business and operations. Mr. Cooley is a member of the RosettaNet board of directors, the computer industry's e-commerce standards effort, and a member of its executive committee. During his 18-year career at IBM, Mr. Cooley completed the Harvard Business School Senior Executive Program. Mr. Cooley holds an A.A.S. from Broome Community College.

  Christina C. Jones is our founder and has been our President and Chief Operating Officer since June 1996. In 1989, Ms. Jones co-founded Trilogy. Before founding pcOrder, Ms. Jones was Director of Marketing of Trilogy. Ms. Jones holds a B.A. in Economics from Stanford University.

  James J. Luttenbacher has been our Vice President and Chief Financial Officer since March 1998. From 1992 to 1998, Mr. Luttenbacher was employed at Mentor Graphics Corporation, most recently as division manager for a software product division focused on integrated circuit test and physical verification applications. Mr. Luttenbacher holds a B.A. in Accounting from the University of Michigan and a Masters of Management in finance and operations from Kellogg Graduate School of Management at Northwestern University.

  Richard Friedman has been our Vice President and General Counsel since July 1999. Mr. Friedman was elected Secretary in September 1999. From January 1995 to July 1999, he was a partner in the Palo Alto office of Heller Ehrman White & McAuliffe LLP, an international law firm, where he specialized in corporate and securities law. From April 1998 to July 1999, Mr. Friedman was also acting general counsel of Identix Incorporated. Mr. Friedman holds a B.A. from the University of Rochester and a J.D. from the University of Chicago Law School.
--------
(1) Mr. Luttenbacher resigned from the Company effective March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Market Information

  The Class A common stock is traded on the Nasdaq National Market under the symbol "PCOR." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Year ended December 31, 1999
     First Quarter (from February 26, 1999)...................... $70.25 $39.50
     Second Quarter..............................................  80.00  30.38
     Third Quarter...............................................  41.00  27.38
     Fourth Quarter..............................................  71.00  34.50

 Holders

  As of March 27, 2000 there were 236 stockholders of record of the Company's Class A common stock, although there are a larger number of beneficial owners. All outstanding Class B common stock is owned by Trilogy.

 Dividends

  The Company has never declared or paid any dividends on its common stock. The Company currently intends to retain all available funds and any future earnings for use in the operation of our business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                           Years Ended December 31,
                                   --------------------------------------------
                                     1999      1998      1997     1996    1995
                                   --------  --------  --------  ------  ------
                                    (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Software and subscriptions...... $ 21,103  $ 12,651  $  6,475  $3,633  $1,836
  Content and services............   22,909     9,063     4,114   2,249   1,887
                                   --------  --------  --------  ------  ------
    Total revenues................   44,012    21,714    10,589   5,882   3,723
                                   --------  --------  --------  ------  ------
Cost of revenues:
  Software and subscriptions......    5,436     3,242     1,023     822     818
  Content and services............   17,011     7,068     2,553   1,112     953
                                   --------  --------  --------  ------  ------
    Total cost of revenues........   22,447    10,310     3,576   1,934   1,771
                                   --------  --------  --------  ------  ------
Gross profit......................   21,565    11,404     7,013   3,948   1,952
Operating expenses:
  Research and development........    7,101     4,292     1,129   1,168     660
  Selling and marketing...........   17,832    12,151     4,793   2,555     577
  General and administrative......    6,620     3,689     1,792     726     116
  Amortization of deferred stock
   and stock compensation
   expense........................    1,275     1,468       --      --      --
                                   --------  --------  --------  ------  ------
    Total operating expenses......   32,828    21,600     7,714   4,449   1,353
                                   --------  --------  --------  ------  ------
Operating income (loss)...........  (11,263)  (10,196)     (701)   (501)    599
Interest income...................    2,610       172       --      --      --
                                   --------  --------  --------  ------  ------
Income (loss) before income
 taxes............................   (8,653)  (10,024)     (701)   (501)    599
Income tax provision (benefit)....     (326)     (386)      427    (191)    207
                                   ========  ========  ========  ======  ======
Net income (loss)................. $(8,327)  $(9,638)  $(1,128)  $ (310) $  392
                                   ========  ========  ========  ======  ======
Basic and diluted net income
 (loss) per share................. $  (0.54) $  (0.75) $ (0.09)  $(0.02) $ 0.03
                                   ========  ========  ========  ======  ======
Weighted average shares
 outstanding......................   15,292    12,861    12,800  12,800  12,800
                                   ========  ========  ========  ======  ======

                                                 December 31,
                                   --------------------------------------------
                                     1999      1998      1997     1996    1995
                                   --------  --------  --------  ------  ------
                                                (in thousands)
Balance Sheet Data:
Cash and cash equivalents......... $ 54,113  $  4,726  $  2,207  $  --   $  --
Short-term investments............   27,364       --        --      --      --
Working capital (deficit) (1).....   55,807    (9,045)   (1,489)   (253)    255
Total assets......................  105,738    12,254     4,978   3,435   1,492
Stockholders' equity (deficit)....   59,917    (8,545)     (995)    132     442

--------
(1) Working capital (deficit) at December 31, 1998, 1997, and 1996 includes the effect of deferred revenue of $10,428, $4,212 and $2,162, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors, including the factors described under "Risk Factors" in Item 1 and the other risks identified in this Annual Report on Form 10-K. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof.

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

  We were established as a separate business unit within Trilogy in July 1993, and were incorporated in July 1994. We began to recognize revenue in April 1994, and have periodically released new products and enhancements to our existing products since that date. In late 1996, Ross A. Cooley joined as Chairman and Chief Executive Officer and brought significant computer industry experience and long-term relationships with computer industry participants to pcOrder. Since that time, our e-commerce solutions for the computer industry have gained broader acceptance, and industry participants including beyond.com, Compaq, CompuCom Systems, CompUSA, CMP Media, Dell, GE Capital, Hewlett-Packard, Ingram Micro, IBM, Inktomi, EDS, Nortel Networks, Quantum, Scribona Computer Products, Tech Data and ZDNet, have adopted either our software applications, our content and related services, or both.

  We derive our revenues from software and subscription fees, content fees, and other related service fees. Software and subscription fees consist of subscription-based and perpetual license software arrangements. Before 1997, our software and subscription fees were derived primarily from perpetual licenses of our software products. In late 1996, we commenced a transition of our pricing model to subscription-based arrangements. Currently, we derive the majority of our software and subscription fees from subscription-based arrangements, but may from time to time grant perpetual licenses to accommodate individual customer needs. Content fees are charged on a subscription basis for access to and maintenance of information stored in our product databases. Our service fees consist of providing integration, customization, training and Web-hosting services to our customers. With the exception of Web-hosting, these fees are generally charged on a time and materials basis. However, we have in the past and may from time to time in the future provide these services on a fixed-price basis. Customers receiving Web-hosting services are typically charged a monthly fee for each server used in providing such services.

  Historically, our content services have been sold in conjunction with our software applications. However, in early 1999, we launched ContentSource, a subscription-based service that allows customers to subscribe solely to our content without licensing our software. This service is primarily targeted toward Internet retailers, corporate resellers, distributors, and third parties that provide shopping services to Internet portals. Revenues from this service began to be recognized during the third quarter of 1999.

  Revenue from perpetual licenses and software subscriptions is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. In the case of perpetual licenses, revenue is recognized immediately upon achievement of the above criteria. In the case of subscriptions, which represent the majority of our contracts, revenue recognition commences upon achievement of the above criteria, and is generally recognized over the life of the arrangement. Subscriptions also must be renewed for continued license access and services beyond the initial contract period. Software maintenance fees relating to perpetual licenses are recognized over the term of the applicable maintenance agreement. Content fees, including fees from ContentSource, are generally recognized over the applicable service period, which generally commences upon the initial delivery of such content to the customer.

  Time and materials service fees are recognized as the services are performed. We recognize revenue on fixed-price service arrangements upon the completion of specific contractual events, or based on an estimated percentage of completion as work progresses.

  In June 1999, we expanded our customer relationship with Compaq. Under the new agreement, we agreed to provide a broader range of software applications and services across more of Compaq's e-commerce initiatives and included international as well as domestic deployments. The agreement is a multi-year subscription-based agreement, but can be terminated earlier by either party upon prior written notice in the event of a payment default, material breach, failure of pcOrder to provide specific deliverables (including specific deliverables agreed to after execution of the agreement), and termination of business. Revenues from Compaq, including amounts recognized under the agreement in place prior to the June 1999 agreement, represented a significant portion of our total revenues during 1999 and are expected to comprise a significant portion of our revenues in 2000. Accordingly, any negative modifications to this agreement could have a material adverse effect on our financial condition and results of operations.

  In October 1999, we entered into an agreement with e-Commerce Industries, Inc. (eci/2/), a leading e-commerce company in the office products industry. The agreement is a multi-year subscription-based agreement that grants eci/2/ exclusive rights to sublicense our core e-commerce technology in the office products industry. Additionally, we and eci/2/ will share in the development of an extensive office product content database that will be distributed by both companies as part of their overall e-commerce services. In connection with the strategic relationship, we made a $3.2 million minority equity investment in eci/2/ and Christina Jones, our President and Chief Operating Officer, joined the board of directors of eci/2/. The investment is being accounted for under the cost method of accounting.

  We record cash advances and amounts billed in excess of revenue recognized as deferred revenue. Our deferred revenue balance on December 31, 1999 was $31.4 million. Approximately $28.7 million of this deferred revenue is expected to be recognized as revenue within the following 12 months, with the remaining amount expected to be recognized in later periods. The deferred revenue balance generally results from billings to and collections from customers in advance of delivery of products or performance of services. The timing and amount of cash advances from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period. Deferred revenue is not indicative of our entire contract backlog or future revenues.

  Statement of Position 97-2, "Software Revenue Recognition" was issued in October 1997 by the American Institute of Certified Public Accountants and amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". We adopted SOP 97-2 and SOP 98-4 effective January 1, 1998. Effective December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition', With Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 and 98-4, extending the deferral of the application of some passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not believe that the full adoption of SOP 98-9, effective January 1, 2000, will have a material impact on our financial condition or results of operations.

  In connection with an intercompany license agreement with Trilogy, we are obligated to pay Trilogy royalties based on fees generated from perpetual license agreements, software maintenance and subscription-based licenses. Also, we have entered into agreements with Trilogy for administrative, operational and corporate support services, including some consulting, development, tax administration, payroll, payroll accounting, banking, corporate finance, recruiting and employee training services. In addition, from our inception through August 25, 1999, we were subject to a tax allocation agreement with Trilogy and were a member of the Trilogy consolidated tax group. Effective August 26, 1999, we became de-consolidated from the Trilogy consolidated tax group. See Note 6 of the Notes to Financial Statements included in Item 8. "Financial Statements and Supplementary Data".

  Except for a small profit in 1995, we have incurred annual losses from operations since our inception in July 1993 to date, and we expect to continue to incur losses from operations on both a quarterly and an annual basis for the foreseeable future. We had an accumulated deficit of $19.3 million at December 31, 1999. Further, we intend to continue to increase our expenditures in the foreseeable future, primarily through continued investments to increase the number of personnel in our consulting, development, and sales departments. Furthermore, we also plan to continue increasing our expenditures with respect to marketing programs and activities to increase the sales of our products and services to our existing customers and to new customers. However, historically we have experienced a lengthy cycle for sales of our products to resellers and longer sales cycles for sales of our products to manufacturers and distributors. Consequently, even if we achieve increased sales of our products and services as a result of our investments in our sales force, such increases likely will not be recognized in the quarter in which these investments are made.

  Because the market for our products has only recently emerged, and because of other factors described elsewhere in this Form 10-K, we believe that our quarterly and annual revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of our future performance. In addition, although our revenues have increased in recent periods, there can be no assurance that our revenues will grow in future periods, that they will grow at past rates or that we will achieve profitability on a quarterly or annual basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

Revenues

   Year-over-Year Growth            1999    % Change  1998    % Change  1997
   ---------------------           -------  -------- -------  -------- -------
   Software and Subscriptions..... $21,103     67%   $12,651     95%   $ 6,475
   Content and Services...........  22,909    153%     9,063    120%     4,114
                                   -------    ---    -------    ---    -------
     Total Revenues............... $44,012    103%   $21,714    105%   $10,589
                                   =======    ===    =======    ===    =======
                                    1999              1998              1997
                                   -------           -------           -------
   % of Revenues
   Software and Subscriptions.....      48%               58%               61%
   Content and Services...........      52%               42%               39%
                                   -------           -------           -------
     Total Revenues...............     100%              100%              100%
                                   =======           =======           =======

  Revenues increased 103% to $44.0 million in 1999, up from $21.7 million in 1998. This compares with an increase in revenues of 105% in 1998, up from $10.6 million in 1997. Our top five customers accounted for approximately 69% of total revenues in 1999 compared with 62% in 1998 and 64% in 1997.

  Software and Subscriptions. Software and subscriptions revenues increased 67% in 1999 to $21.1 million, up from $12.7 million in 1998. In 1998, software and subscriptions revenues increased 95%, up from $6.5 million in 1997. The increase for each period was primarily due to higher software subscription revenues resulting from a combination of new customers and increases in the software solutions being provided to existing customers. The lower percentage growth in 1999 when compared to 1998 was primarily due to lower growth in perpetual license fees in 1999 when compared to 1998. During 1999, perpetual license revenues increased 19% to $3.8 million, up from $3.2 million in 1998. The lower growth rate for perpetual licenses is primarily due to the use of subscription-based contracts (as opposed to perpetual licenses) to license the majority of our software. Recurring software and subscription revenues (which excludes revenues from perpetual licenses), increased 83% in 1999 versus 66% in 1998.

  Software and subscriptions revenues as a percentage of total revenues decreased to 48% in 1999 from 58% in 1998 and 61% in 1997. The decrease as a percentage of total revenues for both periods was due to a higher growth rate in our content and services revenues. The higher growth rate associated with content and services revenues during both periods was primarily due to an increase in the demand for our software integration, customization and training services, and, to a lesser extent, higher content and Web-hosting fees.

  Content and Services. Content and services revenues increased 153% in 1999 to $22.9 million, up from $9.1 million in 1998. In 1998, content and services revenues increased 120%, up from $4.1 million in 1997. As previously mentioned, the increase for each period was primarily driven by increased demand for our software integration, customization and training services, and, to a lesser extent, higher content and Web-hosting fees. The increased demand for our software integration, customization and training services was due to our expanding software customer base as well as an increase in the level of services being provided to our existing customer base. Additionally, the scope and complexity of our recent software agreements have dramatically increased, thus contributing to the higher overall software integration, customization and training services fees. We believe that the continued expansion of our software and content customer base and an increase in the number of software and content solutions being provided to our existing customers will continue to result in increased demand for our software integration, customization and training services.

  In addition to the above, higher content and Web-hosting revenues also contributed to the yearly increases in our content and services revenues. The higher content revenues in both periods were primarily driven by an increase in the number of bundled software and content deals that were sold to new and existing customers during 1999 and 1998. Additionally, the unbundling of our content offering from our software platform in 1999 also contributed to the increase in our content revenues during the latter part of 1999. The higher Web-hosting revenues in both periods were primarily driven by an increase in the hosting services provided to our existing customer base and, to a lesser extent, new software customer additions during such periods.

  We believe that the heightened demand that we have seen for our content and software integration, customization and training revenues will continue for the foreseeable future. Accordingly, we expect that content and services revenues will comprise a larger percentage of our total revenues during this period of time.

Cost of Revenues and Gross Margin

                                    1999    % Change  1998    % Change  1997
                                   -------  -------- -------  -------- ------
   Year-over-Year Growth
   Software and Subscriptions..... $ 5,436     68%   $ 3,242    217%   $1,023
   Content and Services...........  17,011    141%     7,068    177%    2,553
                                   -------    ---    -------    ---    ------
     Total Cost of Revenues....... $22,447    118%   $10,310    188%   $3,576
                                   =======    ===    =======    ===    ======
                                    1999              1998              1997
                                   -------           -------           ------
   Gross Margin Percentage
   Software and Subscriptions.....      74%               74%              84%
   Content and Services...........      26%               22%              38%
                                   -------           -------           ------
     Total Gross Margin
      Percentage..................      49%               53%              66%
                                   =======           =======           ======

  Total cost of revenues increased 118% to $22.4 million in 1999, up from $10.3 million in 1998. This compares with an increase in total cost of revenues of 188% in 1998, up from $3.6 million in 1997. The total gross margin percentage for 1999 was 49%, down from 53% in 1998 and 66% in 1997. The declining trend in our total gross margin during the above periods is due to a higher overall weighting of content and services revenues (which carry a lower gross margin) as a percentage of total revenues. As discussed above, the expected higher weighting of content and services revenues in the foreseeable future will continue to result in lower overall gross margins.

  Software and Subscriptions. Cost of software and subscriptions revenues consists primarily of royalties paid to Trilogy and the costs of providing maintenance and support to our software customers. Cost of software and subscriptions revenues increased 68% in 1999 to $5.4 million, up from $3.2 million in 1998. In 1998, cost of software and subscriptions revenues increased 217%, up from $1.0 million in 1997. The increase in both periods was due to an increase in customer support headcount and costs necessary to support our increased software customer base, as well as an increase in the amount of royalties paid to Trilogy due to the increase in software revenues in each period.

  Software and subscriptions gross margin totaled 74% in 1999, unchanged from 1998 and down from 84% in 1997. The decline in gross margin levels in 1999 and 1998 from the 1997 level is due primarily to the increased customer support infrastructure costs previously discussed.

  Content and Services. Cost of content and services revenues consists primarily of the cost of providing access, entry, update and maintenance services for our product content databases and the cost of in-house and contract personnel providing software integration, customization and training services. Cost of content and services revenues increased 141% in 1999 to $17.0 million, up from $7.1 million in 1998. In 1998, cost of content and services revenues increased 177%, up from $2.6 million in 1997. The increase in both periods was due to increased personnel and related costs in our content management group and increased personnel and other costs associated with providing increased software integration, customization, training and hosting services to our software customers.

  Content and services gross margin totaled 26% in 1999, up from 22% in 1998 and down from 38% in 1997. The increase in our content and services gross margin in 1999 was primarily due to a higher weighting of software integration, customization and training services revenues, which carry a higher gross margin, as a percentage of total content and services revenues. The decrease in the 1999 and 1998 content and services gross margins when compared to 1997 was primarily due to increased personnel and other investments made in our content management group in order to scale that side of our business.

OPERATING EXPENSES

Research and Development

                                        1999   % Change  1998   % Change  1997
                                       ------  -------- ------  -------- ------
Research and Development.............. $7,101     65%   $4,292    280%   $1,129
% of Total Revenues...................     16%              20%              11%

  Research and development expenses consist primarily of the cost of in-house and contract personnel to support our product development efforts. Research and development expenses increased 65% in 1999 to $7.1 million, up from $4.3 million in 1998. In 1998, research and development expenses increased 280%, up from $1.1 million in 1997. Research and development expenses represented 16% of total revenues in 1999, down slightly from 20% in 1998 and up from 11% in 1997.

  The increase in research and development expenses in absolute dollars for each period was primarily due to increases in the number of internal development personnel. Additionally, higher outsourced development costs also contributed to the absolute dollar increase in 1999. The decrease in research and development expenses as a percentage of total revenues in 1999 was due to the fact that revenue growth outpaced the growth in research and development expenses during such period. The opposite situation occurred in 1998 when the growth in research and development expenses outpaced the growth in revenues.

  Although quarterly results may fluctuate, we believe that continued investment in research and development is critical to attaining our strategic objectives. Accordingly, we expect research and development expenditures to increase in future periods as we continue to increase the number of internal development personnel and our use of outsourced development resources.

Selling and Marketing

                                     1999    % Change  1998    % Change  1997
                                    -------  -------- -------  -------- ------
   Selling and marketing........... $17,832     47%   $12,151    154%   $4,793
   % of Total Revenues.............      41%               56%              45%

  Selling and marketing expenses consist primarily of salaries and related benefits, outsourced personnel costs, and advertising, travel, tradeshow and public relations expenses. Sales and marketing expenses increased 47% in 1999 to $17.8 million, up from $12.2 million in 1998. In 1998, research and development expenses increased 154%, up from $4.8 million in 1997. Sales and marketing expenses represented 41% of total revenues in 1999, down from 56% in 1998 and 45% in 1997.

  The increase in sales and marketing expenses in absolute dollars for each period was primarily due to increases in the number of sales and marketing personnel, higher overall sales costs related to higher customer orders, and increased marketing campaign expenditures. The decrease in sales and marketing expenses as a percentage of total revenues in 1999 was due to the fact that revenue growth outpaced the growth in sales and marketing expenses during such period. The opposite situation occurred in 1998 when higher marketing campaign expenditures caused the growth in sales and marketing expenses to outpace the growth in revenues.

  Although quarterly results may fluctuate, we believe that sales and marketing expenses will continue to increase in absolute dollars as we continue to increase the number of sales and marketing personnel and aggressively market our products and services.

General and Administrative

                                        1999   % Change  1998   % Change  1997
                                       ------  -------- ------  -------- ------
   General and Administrative......... $6,620     79%   $3,689    106%   $1,792
   % of Total Revenues................     15%              17%              17%

  General and administrative expenses consist primarily of personnel costs, recruiting, and professional legal and accounting services. Additionally, management fees paid to Trilogy are also included in general and administrative expenses. General and administrative expenses increased 79% in 1999 to $6.6 million, up from $3.7 million in 1998. In 1998, general and administrative expenses increased 106%, up from $1.8 million in 1997. General and administrative expenses represented 15% of total revenues in 1999, down slightly from the 17% level achieved in both 1998 and 1997.

  The increase in general and administrative expenses in absolute dollars for each period was primarily due to increased personnel and related costs and higher facility expenses, all of which have been necessary to support our growth. Additionally, higher professional legal and accounting fees associated with being a public company also contributed to the increase in general and administrative expenses in 1999. The slight decrease in general and administrative expenses as a percentage of total revenues in 1999 was primarily due to the fact that revenue growth outpaced the growth in general and administrative expenses in such period.

  Although quarterly results may fluctuate, we believe that general and administrative expenses will continue to increase in absolute dollars as we continue to expand our personnel and infrastructure to support our growth. Furthermore, we expect general and administrative expenses to increase significantly in the near term as we plan to significantly expand our recruiting organization to support the recruiting efforts for our development, sales and consulting departments.

Amortization of Deferred Stock and Stock Compensation Expense

                                        1999   % Change  1998   % Change 1997
                                       ------  -------- ------  -------- ----
   Amortization of Deferred Stock and
    Stock Compensation Expense........ $1,275    (13)%  $1,468    N/A     $0
   % of Total Revenues................      3%               7%            0%

  We record deferred stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of these grants. This amount is amortized over the vesting periods of the underlying options. In 1999, such amortization totaled $1.3 million, a decline of 13% from the $1.5 million in amortization recorded in 1998. The 1998 figure of $1.5 million also included approximately $383,000 in stock compensation expense which represented the fair value of options granted to non-employees during such period. During 1999, approximately $13,000 and $65,000 were recorded as sales and marketing expenses and general and administrative expenses, respectively, for certain stock options granted to outside consultants. There was no deferred stock or stock compensation expense recorded in 1997.

Income Taxes

  From inception through August 25, 1999, we were included in the consolidated income tax returns of Trilogy. Through that date, we were also party to a tax sharing agreement with Trilogy. Effective August 26, 1999, we were no longer part of the consolidated tax group of Trilogy and, accordingly, began accounting for our income taxes on a stand-alone basis. Additionally, effective August 26, 1999, we were no longer subject to the intercompany tax sharing agreement with Trilogy on a prospective basis. See Note 6 of the Notes to Financial Statements included elsewhere herein.

  Our effective tax rate was approximately (4.0)% in both 1999 and 1998 and 61% in 1997. The tax benefit amounts in 1999 and 1998 reflect the income tax benefits that we were able to realize under the tax sharing arrangement with Trilogy. The tax provision amount in 1997 primarily reflected the establishment of a valuation allowance that reduced our net deferred tax assets to zero due uncertainties surrounding their future utilization.

  Had we filed a separate income tax return for the year ended December 31, 1999, our effective tax rate would have been approximately 0% versus 4% on a consolidated basis. The difference between the two rates was due to us not being able to utilize certain income tax benefits on a stand-alone basis.

Unaudited Quarterly Results of Operations

  The following table sets forth some unaudited quarterly statement of operations data for the years ended December 31, 1999 and 1998. In our opinion, this information has been prepared substantially on the same basis as our audited financial statements appearing elsewhere herein, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly our unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and the notes thereto appearing elsewhere herein. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                     Quarter Ended
                          ---------------------------------------------------------------------------------
                          Dec 31,   Sept 30,   June 30,   Mar 31,   Dec 31,   Sept 30,   June 30,   Mar 31,
                           1999       1999       1999      1999      1998       1998       1998      1998
                          -------   --------   --------   -------   -------   --------   --------   -------
                                                    (in thousands)
Statement of Operations
 Data:
Revenues:
 Software and
  subscriptions.........  $ 6,614   $ 6,257    $ 4,288    $ 3,944   $ 3,915   $ 3,264    $ 3,075    $2,397
 Content and services...    7,773     6,800      4,620      3,716     2,640     2,312      2,003     2,108
                          -------   -------    -------    -------   -------   -------    -------    ------
 Total revenues.........   14,387    13,057      8,908      7,660     6,555     5,576      5,078     4,505
                          -------   -------    -------    -------   -------   -------    -------    ------
Cost of revenues:
 Software and
  subscriptions.........    1,726     1,387      1,122      1,201     1,045       983        634       580
 Content and services...    5,845     5,066      3,357      2,743     2,925     1,780      1,417       946
                          -------   -------    -------    -------   -------   -------    -------    ------
 Total cost of
  revenues..............    7,571     6,453      4,479      3,944     3,970     2,763      2,051     1,526
                          -------   -------    -------    -------   -------   -------    -------    ------
Gross profit............    6,816     6,604      4,429      3,716     2,585     2,813      3,027     2,979
Operating expenses:
 Research and
  development...........    2,374     1,959      1,537      1,231     1,359     1,148        975       810
 Selling and marketing..    4,746     4,388      4,723      3,975     3,827     4,601      2,170     1,553
 General and
  administrative........    2,314     1,503      1,386      1,417     1,233     1,160        660       636
 Amortization of
  deferred stock and
  stock compensation
  expense...............      322       259        321        373       514       727        227       --
                          -------   -------    -------    -------   -------   -------    -------    ------
 Total operating
  expenses..............    9,756     8,109      7,967      6,996     6,933     7,636      4,032     2,999
                          -------   -------    -------    -------   -------   -------    -------    ------
Operating loss..........   (2,940)   (1,505)    (3,538)    (3,280)   (4,348)   (4,823)    (1,005)      (20)
Interest income.........    1,004       764        604        237        65        62         38         7
                          -------   -------    -------    -------   -------   -------    -------    ------
Loss before income
 taxes..................   (1,936)     (741)    (2,934)    (3,043)   (4,283)   (4,761)      (967)      (13)
Income tax benefit......      (83)      --         --        (243)     (183)     (203)       --        --
                          -------   -------    -------    -------   -------   -------    -------    ------
Net loss................  $(1,853)  $  (741)   $(2,934)   $(2,800)  $(4,100)  $(4,558)   $  (967)   $  (13)
                          =======   =======    =======    =======   =======   =======    =======    ======
As a Percentage of Total
 Revenues:
Revenues:
 Software and
  subscriptions.........       46%       48%        48%        51%       60%       59%        61%       53%
 Content and services...       54        52         52         49        40        41         39        47
                          -------   -------    -------    -------   -------   -------    -------    ------
 Total revenues.........      100       100        100        100       100       100        100       100
                          -------   -------    -------    -------   -------   -------    -------    ------
Cost of revenues:
 Software and
  subscriptions.........       12        10         12         16        16        18         12        13
 Content and services...       41        39         38         36        45        32         28        21
                          -------   -------    -------    -------   -------   -------    -------    ------
 Total cost of
  revenues..............       53        49         50         52        61        50         40        34
                          -------   -------    -------    -------   -------   -------    -------    ------
Gross profit............       47        51         50         48        39        50         60        66
Operating expenses:
 Research and
  development...........       17        15         17         16        21        20         19        18
 Selling and marketing..       33        34         53         52        58        82         43        35
 General and
  administrative........       16        12         15         18        19        21         13        14
 Amortization of
  deferred stock and
  stock compensation
  expense...............        2         2          4          5         7        13          5       --
                          -------   -------    -------    -------   -------   -------    -------    ------
 Total operating
  expenses..............       68        63         89         91       105       136         80        67
                          -------   -------    -------    -------   -------   -------    -------    ------
Operating loss..........      (20)      (12)       (40)       (43)      (66)      (86)       (20)       (1)
Interest income.........        7         6          7          3         1         1          1       --
                          -------   -------    -------    -------   -------   -------    -------    ------
Loss before income
 taxes..................      (13)       (6)       (33)       (40)      (65)      (85)       (19)       (1)
Income tax benefit......       (1)      --         --          (3)       (2)       (3)       --        --
                          -------   -------    -------    -------   -------   -------    -------    ------
Net loss................      (13)%      (6)%      (33)%      (37)%     (63)%     (82)%      (19)%      (1)%
                          =======   =======    =======    =======   =======   =======    =======    ======

  Total revenues, including our software and subscription revenues, have increased quarter to quarter during each of the eight quarters ended December 31, 1999 due primarily to increasing market acceptance of our products, and increases in our installed base of customers. Content and services revenues have generally increased quarter to quarter due primarily to additional content fees and software integration, customization and training services associated with an increase in the number of software application and content customers. Software and subscriptions revenues have continued to decline slightly as a percentage of total revenues since the fourth quarter of 1998 primarily due to a higher relative increase in content and services revenues during that period of time.

  Cost of software and subscriptions revenues have generally increased in absolute dollars quarter to quarter, consistent with the increase in software and subscriptions revenues. However, cost of software and subscriptions revenues as a percentage of total revenues have declined slightly since the first quarter of 1999 primarily due to higher perpetual license revenues and higher overall content and services revenues as a percentage of total revenues. Cost of content and services revenues have generally increased in absolute dollars quarter to quarter, consistent with the growth in our content and services revenues. The cost of content and services revenue as a percentage of total revenues increased dramatically during the quarter ended December 31, 1998, due primarily to new consulting hires and the increased use of outsourced consultants during such quarter. Additionally, the cost of content and services revenues as a percentage of total revenues increased gradually during 1999 as a result of the continued investments made in our content and services operations.

  Research and development expenses have generally increased in absolute dollars quarter to quarter during each of the eight quarters ended December 31, 1999. These increases are primarily due to an increase in the number of research and development personnel and related costs and the increased use of outsourced development personnel.

  Selling and marketing expenses have generally increased in absolute dollars quarter to quarter for each of the eight quarters ended December 31, 1999, with the exception of the quarters ended December 31, 1998 and September 30, 1999. The general increase over time reflects the growth of our sales and marketing organizations and related activities. The decreases in absolute dollars during the quarters ended December 31, 1998 and September 30, 1999, were simply due to a temporary decline in our marketing initiatives during these quarters, as is the case from time to time. Selling and marketing expense as a percentage of total revenues declined during the quarter ended September 30, 1999, primarily due to the lower absolute dollars expensed during the quarter, as previously discussed, and the high revenue growth achieved during the quarter.

  With the exception of the quarter June 30, 1999, general and administrative expenses have generally increased quarter to quarter for each of the eight quarters ended December 31, 1999. These increases are due primarily to the increased personnel and facility expenses necessary to support our growth. The larger increase during the quarter ended December 31, 1999, was primarily due to an increase in executive recruiting expenditures. Such increased recruiting costs are expected to continue for the foreseeable future, especially during the first half of 2000, as we continue to hire the resources necessary to fuel our growth.

Factors Affecting Operating Results

  Under "Risk Factors" in Item 1 of this Annual Report on Form 10-K, we discuss important factors related to our business and the computer industry that could materially affect our operating results. The risks and uncertainties discussed there, while not exclusive of other risks and uncertainties that we face or may face, should be taken into account in connection with the discussion presented here.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1999 we had approximately $81.5 million in cash and short-term investments. This amount was primarily generated from our initial public offering in February 1999, which raised approximately $47.2 million in net proceeds, and our secondary offering in December 1999, which raised approximately $25.1 million in net proceeds. We had a net increase in cash and cash equivalents of approximately $49.4 million for the year ended December 31, 1999.

  Over the past three years, we have generated increasing positive cash flows from our operating activities. In 1999, net cash provided by operating activities was $8.9 million. Such amount compares with $4.7 million generated in 1998 and $3.1 million generated in 1997. Net cash provided by operating activities of $8.9 million in 1999 resulted primarily from an increase in deferred revenue of $18.8 million offset by an increase in accounts receivable of $11.7 million. Deferred revenue and accounts receivable increased primarily due to our expanded customer base. Net cash provided by operating activities of $4.7 million in 1998 was primarily attributable to an increase in deferred revenue of $8.3 million and an increase in the payable to Trilogy of $4.2 million, largely offset by a net loss of $9.6 million, net of the amortization of deferred stock and stock compensation expense of $1.5 million. Net cash provided by operating activities of $3.1 million in 1997 resulted primarily from an increase in deferred revenue of $2.1 million and other favorable working capital changes, offset by a net loss of $1.1 million.

  Net cash used in investing activities was $34.6 million in 1999. Such amount compares with $2.6 million used in 1998 and $662,000 used in 1997. Net cash used in investing activities in 1999 was primarily related to the net purchase of short-term investments which were made to strategically manage the funds received from the initial and secondary offerings completed in 1999. Investments of $4.0 million in 1999 were also made to purchase equipment for additional resources and for leasehold improvements associated with the move into our current facilities. Lastly, $3.2 million was used to purchase a minority stake in e-commerce Industries, Inc. to broaden our e-commerce initiatives. Net cash used in investing activities of $2.6 million in 1998 was primarily attributable to the purchase of equipment for additional employees and leasehold improvements related to our then current facility. Net cash used in investing activities in 1997 of $662,000 was due to the purchase of equipment.

  Net cash provided by financing activities was $75.1 million in 1999. Such amount compares with $445,000 generated in 1998 and $254,000 used in 1997. Net cash provided by financing activities of $75.1 million in 1999 consisted of the net proceeds received from our stock offerings in 1999 and proceeds received from the exercise of stock options. Net cash provided by financing activities of $445,000 in 1998 was due to the proceeds received from stock option exercises. Net cash used in financing actives in 1997 of $254,000 was primarily attributable to the repayment of advances to Trilogy.

  As of December 31, 1999, our principal sources of liquidity consisted of $54.1 million in cash and cash equivalents and $27.4 million in short-term investments. As of that date, our principal commitments consisted of obligations in connection with our operating leases. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with the anticipated growth in our operations, infrastructure and personnel over and beyond the next 12 months. We believe that our current cash and cash equivalents and short-term investments balances, supplemented by cash flows from our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We may be required to raise additional financing in order to satisfy our long-term liquidity requirements and there can be no assurance that financing will be available in amounts or on terms acceptable to our stockholders and us.

IMPACT OF YEAR 2000

  Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, were subject to error or failure when the Year 2000 arrived. During 1999, we completed testing and remediation of our systems and products for Year 2000 issues, as well as other Year 2000 planning that included investigating the Year 2000 readiness of equipment and software provided by third parties. During and after the Year 2000 date change, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We plan to monitor our mission critical computer applications for any latent Year 2000 matters that may arise. We did not make any material expenditures during 1999 in connection with remediating our systems and do not believe it will be necessary in the future to expend any material amounts in connection with any latent Year 2000 matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We are exposed to the impact of interest rate changes on our investment portfolio as well as changes in the value of our equity investment in e-commerce Industries, Inc. Such risks are discussed in more detail below:

  . Interest rate risk--Because the majority of our investments are in short-term interest bearing instruments, our interest income is sensitive to changes in the general level of U.S. interest rates. However, due to the nature of our short-term investments, we believe that our interest rate risk exposure is not material. Our investment policy requires that we invest all excess funds in instruments that are high investment grade and that have maturities of less than two years. As of December 31, 1999, our short-term investment portfolio totaled $27.4 million, had a weighted-average maturity of 50 days and was primarily comprised of high quality commercial paper, corporate notes and money market funds. Our cash and cash equivalents at December 31, 1999 totaled $54.1 million and consisted primarily of demand deposits and money market funds.

  . Investment risk--In October 1999, we invested approximately $3.2 million in e-commerce Industries, Inc., a privately-held company that provides e-commerce solutions to the office products industry. Because our ownership percentage is below 20%, we have accounted for this investment under the cost method of accounting. Our policy is to regularly assess the carrying value of this investment by reviewing the assumptions underlying the operating performance and anticipated cash flows from this entity. If such a review indicates that our initial investment has declined in value, an impairment loss will be recorded at that time. As of December 31, 1999, no such impairment was warranted.

  . Foreign currency risk--We do not currently have any significant international operations and all of our cash sources and uses are denominated entirely in U.S. dollars. Accordingly, we are not currently subject to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS..............................................  37
BALANCE SHEETS..............................................................  38
STATEMENTS OF OPERATIONS....................................................  39
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)................................  40
STATEMENTS OF CASH FLOWS....................................................  41
NOTES TO FINANCIAL STATEMENTS...............................................  42

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of pcOrder.com, Inc.

  We have audited the accompanying balance sheets of pcOrder.com, Inc. (the Company), a subsidiary of Trilogy Software, Inc. and its predecessor entities including Trilogy Development Group, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of pcOrder.com, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Austin, Texas
January 25, 2000

                               PCORDER.COM, INC.

                                 BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $ 54,113  $ 4,726
  Short-term investments....................................   27,364      --
  Accounts receivable, net of allowance of $500 in 1999 and
   $350 in 1998.............................................   16,427    4,775
  Other current assets......................................    1,030      150
                                                             --------  -------
    Total current assets....................................   98,934    9,651
Property and equipment, net.................................    3,592    1,938
Other assets................................................    3,212      665
                                                             --------  -------
    Total assets............................................ $105,738  $12,254
                                                             ========  =======
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................... $  1,508  $   612
  Accrued liabilities.......................................    8,814    3,150
  Payable to Trilogy, net...................................    4,119    4,506
  Deferred revenue..........................................   28,686   10,428
                                                             --------  -------
    Total current liabilities...............................   43,127   18,696
Deferred revenue............................................    2,694    2,103
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred Stock, $.01 par value; 10,000,000 shares
   authorized; no shares issued or outstanding..............      --       --
  Class A Common Stock, $.01 par value; 37,243,000 shares
   authorized; 6,299,847 and 191,602 shares issued and
   outstanding in 1999 and 1998, respectively...............       63        1
  Class B Common Stock, $.01 par value; 10,323,650 and
   12,757,000 shares authorized, issued and outstanding in
   1999 and 1998, respectively..............................      103      128
  Additional paid-in capital................................   80,401    4,024
  Deferred stock compensation...............................   (1,350)  (1,726)
  Accumulated other comprehensive loss......................       (1)     --
  Accumulated deficit.......................................  (19,299) (10,972)
                                                             --------  -------
    Total stockholders' equity (deficit)....................   59,917   (8,545)
                                                             --------  -------
    Total liabilities and stockholders' equity (deficit).... $105,738  $12,254
                                                             ========  =======

                            See accompanying notes.

                               PCORDER.COM, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
Revenues:
  Software and subscriptions........................ $21,103  $12,651  $ 6,475
  Content and services..............................  22,909    9,063    4,114
                                                     -------  -------  -------
    Total revenues..................................  44,012   21,714   10,589
                                                     -------  -------  -------
Costs of revenues:
  Software and subscriptions........................   4,116    2,170      440
  Software and subscriptions--affiliated royalty
   fee..............................................   1,320    1,072      583
                                                     -------  -------  -------
    Total software and subscriptions................   5,436    3,242    1,023
  Content and services..............................  17,011    7,068    2,553
                                                     -------  -------  -------
    Total cost of revenues..........................  22,447   10,310    3,576
                                                     -------  -------  -------
Gross profit........................................  21,565   11,404    7,013
Operating expenses:
  Research and development..........................   7,101    4,292    1,129
  Selling and marketing.............................  17,832   12,151    4,793
  General and administrative........................   6,620    3,689    1,792
  Amortization of deferred stock and stock
   compensation expense.............................   1,275    1,468      --
                                                     -------  -------  -------
    Total operating expenses........................  32,828   21,600    7,714
                                                     -------  -------  -------
Operating loss...................................... (11,263) (10,196)    (701)
Interest income.....................................   2,610      172      --
                                                     -------  -------  -------
Loss before income taxes............................  (8,653) (10,024)    (701)
Income tax provision (benefit)......................    (326)    (386)     427
                                                     -------  -------  -------
Net loss............................................ $(8,327) $(9,638) $(1,128)
                                                     =======  =======  =======
Basic and diluted net loss per share................ $ (0.54) $ (0.75) $ (0.09)
                                                     =======  =======  =======
Weighted average shares outstanding.................  15,292   12,861   12,800
                                                     =======  =======  =======
Unaudited pro forma information:
  Historical loss before income taxes............... $(8,653)
  Pro forma income tax benefit......................      (0)
                                                     -------
  Pro forma net loss................................ $(8,653)
                                                     =======
  Pro forma basic and diluted net loss per share.... $ (0.57)
                                                     =======

                            See accompanying notes.

                               PCORDER.COM, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                             Class A       Class B
                             Common        Common                               Accumulated
                             Shares        Shares      Additional   Deferred       Other     Retained
                          ------------- --------------  Paid-in      Stock     Comprehensive Earnings/
                          Shares Amount Shares  Amount  Capital   Compensation     Loss      (deficit)   Total
                          ------ ------ ------  ------ ---------- ------------ ------------- ---------  --------
Balance at January 1,
 1997...................     43  $ --   12,757   $128   $   210     $   --         $ --      $   (206)  $    132
Exercise of stock
 options................    --     --      --     --          1         --           --           --           1
Net loss................    --     --      --     --        --          --           --        (1,128)    (1,128)
                          -----  -----  ------   ----   -------     -------        -----     --------   --------
Balance at December 31,
 1997...................     43    --   12,757    128       211         --           --        (1,334)      (995)
Exercise of stock
 options................    149      1     --     --        444         --           --           --         445
Income tax benefit from
 stock options
 exercised..............    --     --      --     --        175         --           --           --         175
Deferred stock
 compensation related to
 stock options..........    --     --      --     --      2,811      (2,811)         --           --         --
Amortization of deferred
 stock and stock
 compensation expense...    --     --      --     --        383       1,085          --           --       1,468
Net loss................    --     --      --     --        --          --           --        (9,638)    (9,638)
                          -----  -----  ------   ----   -------     -------        -----     --------   --------
Balance at December 31,
 1998...................    192      1  12,757    128     4,024      (1,726)         --       (10,972)    (8,545)
Initial public offering,
 net of offering costs..  2,530     25     --     --     47,126         --           --           --      47,151
Secondary public
 offering, net of
 offering costs.........  2,833     29  (2,333)   (24)   25,144         --           --           --      25,149
Conversion of Class B
 common stock to Class A
 common stock...........    100      1    (100)    (1)      --          --           --           --         --
Exercises of employee
 stock options..........    645      7     --     --      2,746         --           --           --       2,753
Income tax benefit from
 stock options
 exercised..............    --     --      --     --        384         --           --           --         384
Deferred stock
 compensation related to
 stock options..........    --     --      --     --        899        (899)         --           --         --
Amortization of deferred
 stock and stock
 compensation expense...    --     --      --     --         78       1,275          --           --       1,353
Comprehensive loss:
 Net Loss...............    --     --      --     --        --          --           --        (8,327)    (8,327)
 Unrealized loss on
  investments...........    --     --      --     --        --          --            (1)         --          (1)
                                                                                                        --------
Total comprehensive
 loss...................    --     --      --     --        --          --           --           --      (8,328)
                          -----  -----  ------   ----   -------     -------        -----     --------   --------
Balance at December 31,
 1999...................  6,300  $  63  10,324   $103   $80,401     $(1,350)       $  (1)    $(19,299)  $(59,917)
                          =====  =====  ======   ====   =======     =======        =====     ========   ========

                            See accompanying notes.

                               PCORDER.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  --------  --------  -------
OPERATING ACTIVITIES
Net loss......................................... $(8,327)  $(9,638)  $(1,128)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation....................................    2,339     1,189      459
 Amortization of deferred stock and stock
  compensation Expense...........................    1,353     1,468      --
 Changes in operating assets and liabilities:
  Accounts receivable............................  (11,652)   (2,498)     172
  Other assets...................................     (227)     (815)       4
  Deferred tax assets............................      --        --       691
  Accounts payable...............................      896       575      (36)
  Accrued liabilities............................    5,664     1,858      479
  Payable to Trilogy.............................       (4)    4,249      432
  Deferred revenue...............................   18,849     8,319    2,050
                                                  --------  --------  -------
 Net cash provided by operating activities.......    8,891     4,707    3,123
INVESTING ACTIVITIES
Purchase of minority interest investment.........   (3,200)      --       --
Purchases of short-term investments..............  (35,026)      --       --
Proceeds from sales and maturities of short-term
 investments.....................................    7,662       --       --
Purchases of property and equipment..............   (3,993)   (2,633)    (662)
                                                  --------  --------  -------
 Net cash used in investing activities...........  (34,557)   (2,633)    (662)
FINANCING ACTIVITIES
Change in payable to Trilogy.....................      --        --      (255)
Proceeds from the sale of Class A Common Stock,
 net of offering costs...........................   72,300       --       --
Proceeds from exercises of stock options.........    2,753       445        1
                                                  --------  --------  -------
 Net cash provided by (used in) financing
  activities.....................................   75,053       445     (254)
                                                  --------  --------  -------
Increase in cash and cash equivalents............   49,387     2,519    2,207
Cash and cash equivalents at beginning of year...    4,726     2,207      --
                                                  --------  --------  -------
Cash and cash equivalents at end of year......... $ 54,113  $  4,726  $ 2,207
                                                  ========  ========  =======

                            See accompanying notes.

                               PCORDER.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 1--BUSINESS

  pcOrder.com, Inc., (the "Company") is a majority owned subsidiary of Trilogy Software, Inc. and its predecessor entities including Trilogy Development Group, Inc. ("parent" or "Trilogy"). The Company commenced operations as a separate business unit within Trilogy on July 1, 1993 and was incorporated as a separate entity on July 18, 1994. The Company primarily provides electronic commerce technology and tailored solutions to the manufacturers, distributors and resellers of computer products primarily in the U.S. The Company's products include software applications and support for those applications. The software applications consist of an integrated application suite that includes cataloging, quoting, pricing, availability, and product configuration. Content for these applications in the form of detailed product databases containing configuration, pricing, availability and specifications are also provided and updated by the Company. Customers can choose to have the Company host the software applications or install them at their site. In addition, the Company provides consulting services to help customers build and integrate electronic commerce capabilities to meet their specified needs.

  On February 26, 1999, the Company completed its initial public offering of 2,530,000 shares at $21 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount), totaled approximately $47.2 million. Additionally, on December 7, 1999, the Company successfully completed a secondary offering of 3,000,000 shares of common stock at $53.31 per share. Of the 3,000,000 shares included in the offering, 2,500,000 shares were sold by Trilogy and other selling shareholders of the Company, resulting in no proceeds to the Company. The remaining 500,000 shares were sold directly by the Company and resulted in approximately $25.1 million in net proceeds to the Company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition

  The Company accounts for its software revenues in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 97-2 and SOP 98-4 were adopted effective January 1, 1998, and did not have a material impact on the Company's financial results. The Company does not believe that the full adoption of SOP 98-9 effective January 1, 2000, will have a material impact on the Company's financial condition and results of operations.

  Software and subscriptions revenues primarily consist of subscription and perpetual license fees that provide customers with the right to use the Company's products. Additionally, software maintenance fees charged in connection with perpetual licenses are included in software and subscriptions revenues. The Company generally sells the right to use its products under subscription-based license arrangements which provide the customer with access to any new versions or releases and technical support at no additional charge over the term of the arrangement. Software maintenance fees are charged for providing technical support and the right to unspecified upgrades on an if-and-when available basis. Revenues from subscription-based arrangements are recognized ratably over the term of the agreement and commence when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collection is probable. Revenues from software

                               PCORDER.COM, INC.

maintenance fees are recognized ratably over the term of the agreement and commence once delivery of the product has occurred. The Company may also sell the right to use its products under a perpetual license arrangement. Revenue from perpetual licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable, and collection is probable. Revenue recognized from perpetual license arrangements represented 9%, 15%, and 7% of total revenues in 1999, 1998 and 1997, respectively.

  Content revenues consist of fees charged for content access, entry, updates and maintenance services (collectively, "content maintenance"). Content maintenance provides the customer with continually updated information within the catalog database, especially information that is specific to the customer's product offerings. Content fees are recognized ratably over the term of the arrangement generally commencing upon initial content delivery.

  Service revenues consist of software integration, customization, training and Web-hosting fees. Software integration, customization and training revenues are generally recognized as the services are performed, upon completion of specific contractual events or based on an estimated percentage of completion as the work progresses, depending on the underlying contract terms. Such services generally occur at the inception of a subscription or license arrangement to provide installation, integration, and/or customization to deploy the software products as well as training of customer personnel. Web-hosting revenues are recognized ratably over the underlying contract term and generally commence upon initial software delivery.

  Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue. Amounts recorded as deferred revenue that are not expected to be recognized as revenue within the following twelve months are classified as long-term in the accompanying balance sheets.

Product Development and Database Maintenance Cost

  The Company's policy is to capitalize eligible computer software costs upon achievement of technological feasibility, which the Company has defined as completion of a working model, subject to net realizable value considerations. As of December 31, 1999, no significant costs have met this criteria and, accordingly, the Company has charged all software development costs to expense as incurred in the accompanying statements of operations.

  Research and development expenses are expensed as incurred.

  Costs to maintain the Company's proprietary content databases are expensed as incurred and are included as costs of content and services revenues.

Net Loss per Share

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of outstanding shares of common stock plus all dilutive common stock equivalents. For the years ended December 31, 1999, 1998 and 1997, there was no impact from common stock equivalents under the treasury stock method. For the years ended December 31, 1999 and 1998, approximately 1,410,000 and 1,200,000 common equivalent shares, respectively, were excluded from the diluted calculation as they were anti-dilutive. There were no common stock equivalents for the year ended December 31, 1997. Accordingly, basic and diluted net loss per share are the same for all periods presented.

                               PCORDER.COM, INC.

  In February 1998, the SEC issued Staff Accounting Bulletin ("SAB") 98 which requires issuances of common stock, options and warrants for nominal consideration in periods preceding an initial public offering to be included in the calculations of earnings per share as if they were outstanding for all periods presented. The Company has had no issuances of common stock, options or warrants for nominal consideration.

Comprehensive Income

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. Accumulated comprehensive income, as presented in the accompanying statement of stockholders' equity (deficit), consisted solely of the net unrealized losses on available-for-sale securities as of December 31, 1999.

Cash and Cash Equivalents

  Cash equivalents consist primarily of cash deposits and money market investments with original maturities of ninety days or less when purchased.

Short-term Investments

  The Company's short-term investments consist primarily of high-quality short-term commercial paper, corporate notes, and money market funds. The investments are classified as available-for-sale and are reported at fair value in the accompanying balance sheets. As of December 31, 1999, cumulative unrealized losses totaled approximately $1,000 and were reported as a component of stockholders' equity within comprehensive income.

Other Investments

  In October 1999, the Company entered into an agreement with e-Commerce Industries, Inc. (eci/2/), a leading e-commerce company in the office products industry. The agreement is a multi-year subscription-based agreement that grants eci/2/ exclusive rights to sublicense the Company's core e-commerce technology in the office products industry. Additionally, the Company and eci/2/ will share in the development of an extensive office product content database that will be distributed by both companies as part of their overall e-commerce services. In connection with the strategic relationship, the Company made a $3.2 million minority equity investment in eci/2/. The investment is being accounted for under the cost method of accounting.

Property and Equipment

  Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over their estimated useful lives, which range from 18 months to 5 years. Depreciation expense totaled approximately $2.3 million, $1.2 million and $0.5 million for the three years in the period ended December 31, 1999.

Stock-Based Compensation

  The Company accounts for its stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("ABP No. 25"), and its related interpretations. Additionally, the Company complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the price the employee must pay to acquire the stock.

                               PCORDER.COM, INC.

Segments

  In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company adopted SFAS 131 during the year ended December 31, 1998. Such adoption did not have a material effect on the Company's financial disclosures as the Company continues to consider its business activities as a single segment.

Internally Used Computer Software

  In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company implemented SOP 98-1 during the year ended December 31, 1999. Such adoption of SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

Income Taxes

  The liability method is used for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Financial Presentation

  Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE 3--CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

  Cash and accounts receivable potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk. Excess cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to a number of customers geographically dispersed throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally requires certain up-front payments from customers, and customers can be denied access to the Company's products in the event of non-payment.

  The following table summarizes the changes in the allowance for doubtful accounts for 1997, 1998, and 1999 (in thousands):

   Balance at December 31, 1996........................................... $113
     Additions charged to costs and expenses..............................  315
     Write-off of uncollectible accounts.................................. (147)
                                                                           ----
   Balance at December 31, 1997...........................................  281
     Additions charged to costs and expenses..............................  112
     Write-off of uncollectible accounts..................................  (43)
                                                                           ----
   Balance at December 31, 1998...........................................  350
     Additions charged to costs and expenses..............................  150
     Write-off of uncollectible accounts..................................  --
                                                                           ----
   Balance at December 31, 1999........................................... $500
                                                                           ====

                               PCORDER.COM, INC.

  Sales to individual customers constituting 10% or more of total revenues for each year were as follows (in thousands). Revenue amounts from each customer are only reflected in those years in which such revenues exceeded 10% of total revenues.

                                                        Year Ended December 31,
                                                        ------------------------
                                                          1999    1998    1997
                                                        -------- ------- -------
   Customer No. 1...................................... $ 14,578 $   --  $   --
   Customer No. 2......................................      --    3,833   4,070
   Customer No. 3......................................      --    3,523     --
   Customer No. 4......................................    5,761   2,975     --

NOTE 4--RELATED PARTY TRANSACTIONS

  Effective September 1, 1998, the Company and Trilogy entered into a technology, services and license agreement that amended a master license agreement signed in 1994. Under the new agreement, each party granted the other a nonexclusive, irrevocable, perpetual, worldwide, fully paid-up license to internally use, make, reproduce and/or prepare derivative works of the products of the other party, or to sublicense any non-party to do so, subject to certain confidentiality restrictions. The Company and Trilogy are each obligated to pay to the other monthly royalties on license, subscription and software maintenance fees from certain products that incorporate the other party's technology. The rights granted to Trilogy by the Company are subject to change of control provisions as described in the agreement. For each of the three years in the period ended December 31, 1999, the Company committed to pay royalties annually to Trilogy pursuant to the applicable agreements in effect at that time, as follows:

  . 20% of the license fees derived from sales of certain of the Company's products.

  . 9% of software maintenance fees related to certain of the Company's products.

  .  6% of subscription fees from sales of certain of the Company's products.

  Such royalties amounted to approximately $1.3 million, $1.1 million, and $583,000 in the years ended December 31, 1999, 1998 and 1997, respectively. No royalties were received by the Company from Trilogy during any of such years.

  In addition to the above royalty rates, in October 1999, the Company agreed to pay Trilogy $1.0 million to license Trilogy's technology for use in the office products industry. Such fee will be recognized as a cost of software and subscription revenues in accordance with the existing royalty rates discussed above, and will commence upon the initial recognition of the related software revenues.

  The Company operates under a services agreement with Trilogy whereby Trilogy provides certain services on behalf of the Company as follows:

  . Management services in the form of on-going support in business operations.

  . Financial services support in the form of insurance and risk management, tax reporting assistance and payroll processing.

  . Human resources support in the form of advice and assistance with respect to compensation, employee benefits and other employee matters.

  .  Certain administrative services.

  The above services agreement may be modified as deemed necessary, upon mutual consent between Trilogy and the Company.

                               PCORDER.COM, INC.

  In consideration of receipt of the above services, the Company must reimburse Trilogy for its pro rata share of the total cost of such services based upon the number of full-time equivalent Trilogy employees providing such services to the Company. Such costs totaled approximately $185,000, $294,000 and $443,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

  In addition to the services provided above, the Company relies on Trilogy to provide for the majority of its office space needs. The Company's primary office facilities are currently subleased from Trilogy. The Company incurred approximately $344,000 under such lease for the year ended December 31, 1999.

  In addition to the above fees and services, during 1999 the Company also committed to pay Trilogy approximately $2.3 million for technical new hire recruiting and training services performed by Trilogy on behalf of the Company. During 1998, such amount totaled approximately $1.2 million. There were no such fees during the year ended December 31, 1997. The amounts expensed in 1999 and 1998 have been allocated to the various departments within the Company that have directly benefited from these services.

  During 1999 and 1998, the Company utilized various Trilogy consulting and development personnel in connection with certain customer deployments. The Company was charged approximately $2.3 million and $150,000 in 1999 and 1998, respectively, for the use of such personnel. The costs of utilizing Trilogy's consultants were recorded as a cost of content and services revenues. The costs of utilizing Trilogy's development personnel were recorded as research and development expenses to the extent such costs were not reimbursed by the Company's customers. The Company did not utilize any Trilogy consulting or development personnel during 1997.

NOTE 5--PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Furniture and fixtures..................................... $   549  $   275
   Equipment..................................................   6,175    3,306
   Software...................................................     448      135
   Leasehold improvements.....................................     566      292
                                                               -------  -------
                                                                 7,738    4,008
   Accumulated depreciation...................................  (4,146)  (2,070)
                                                               -------  -------
   Net property and equipment................................. $ 3,592  $ 1,938
                                                               =======  =======

NOTE 6--INCOME TAXES

  From inception through August 25, 1999, the Company was included in the consolidated income tax returns of Trilogy and was party to a tax sharing agreement with Trilogy. Effective August 26, 1999, the Company was no longer part of the consolidated tax group of Trilogy and, accordingly, began accounting for its income taxes on a stand-alone basis. Additionally, effective August 26, 1999, the Company was no longer subject to the intercompany tax sharing agreement with Trilogy on a prospective basis.

                               PCORDER.COM, INC.

  Significant components of the provision for income tax expense (benefit) attributable to the Company's continuing operations are as follows (in thousands):

                                                       Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Current:
     Federal......................................... $  (326)   $(361)   $(239)
     State...........................................     --       (25)     (25)
                                                      -------  -------  -------
                                                         (326)    (386)    (264)
   Deferred:
     Federal.........................................     --       --       627
     State...........................................     --       --        64
                                                      -------  -------  -------
                                                          --       --       691
                                                      -------  -------  -------
                                                      $  (326) $  (386) $   427
                                                      =======  =======  =======

  A current tax benefit was recorded in each of the three years in the period ended December 31, 1999, resulting from utilization of the Company's net operating losses and tax credits within the Trilogy consolidated income tax return. The recorded benefits were reimbursed to the Company under the provisions of the intercompany tax allocation agreement.

  Had the Company filed a separate stand-alone return in 1999, the pro-forma income tax benefit would have been zero since all of the recorded income tax benefit resulted from Trilogy's use of the Company's current operating losses under the intercompany tax allocation agreement.

  The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

                              Year Ended December 31,
                            ---------------------------
                             1999      1998      1997
                            -------   -------   -------
   Tax at U.S. statutory
    rate...................   (35.0)%   (35.0)%   (35.0)%
   State taxes--net of
    federal benefit........    (1.7)     (3.6)     (3.0)
   Non-deductible expenses
    and other..............     0.9       0.4       5.6
   Change in valuation
    allowance..............    37.3      35.5      97.7
   Tax credits and other...    (5.3)     (1.2)     (4.3)
                            -------   -------   -------
                               (3.8)%    (3.9)%    61.0%
                            =======   =======   =======

                               PCORDER.COM, INC.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Deferred tax assets:
     Net operating losses and tax credits..................... $ 4,121  $   --
     Deferred revenue.........................................   3,309    3,084
     Stock option compensation, net of exercises..............     934      564
     Accrued liabilities and other............................     841      136
     Depreciation and related amounts.........................     450      195
     Bad debt and other non-deductible allowances.............     316      250
                                                               -------  -------
   Total deferred tax assets..................................   9,971    4,229
   Valuation allowance for deferred tax assets................  (9,971)  (4,229)
                                                               -------  -------
   Net deferred taxes......................................... $   --   $   --
                                                               =======  =======

  A valuation allowance has been provided to offset the deferred tax assets at December 31, 1999 and 1998 due to uncertainties regarding the future realization of such deferred tax assets. As of December 31, 1999, the Company's net operating loss ("NOL") carryforwards for income tax purposes totaled approximately $10.5 million. The Company also had research and development tax credit carryforwards that totaled $50,000 at December 31, 1999. The NOL and tax credit carryforwards will begin to expire in 2020 if not utilized prior to that time. No deferred tax assets were recorded for any net operating losses generated prior to August 25, 1999, as they were completely utilized in the Trilogy consolidated tax return, as previously discussed.

  Approximately $6.5 million of the valuation allowance for deferred tax assets at December 31, 1999, relates to items which, when recognized, will result in a credit to equity rather than a reduction in the Company's federal income tax provision.

NOTE 7--EMPLOYEE BENEFIT PLAN

  Trilogy sponsors a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. The Plan is available to all full-time employees of the Company on the first day of the month following employment. The Plan is funded through employee contributions. The Company's only expenses relating to the Plan are administrative costs, which are not significant.

NOTE 8--STOCKHOLDERS' EQUITY

  On February 2, 1999, the authorized capital stock of the Company was reclassified as set forth in the Amendment to the Certificate of Incorporation and consists of 37,243,000 shares of Class A Common Stock, par value of $.01 per share, 12,757,000 shares of Class B Common Stock, par value of $.01 per share, and 10,000,000 shares of Preferred Stock, par value $.01 per share. Each share of common stock of the Company not owned by Trilogy was reclassified into one share of Class A Common Stock and each share of Common Stock owned by Trilogy was reclassified into one share of Class B Common Stock. The Class A Common Stock and Class B Common Stock have substantially identical rights other than as described below. During 1999, 2,433,350 shares of Class B Common Stock were converted into the same number of shares of Class A Common Stock, thus reducing the number of authorized shares of Class B Common Stock to 10,323,650 shares at December 31, 1999.

                               PCORDER.COM, INC.

  The Class B Common Stock entitles its holders to eight votes per share while the Class A Common Stock entitles its holders to one vote per share on all matters submitted to a vote or for the consent of stockholders. The shares of Class B Common Stock are convertible at any time prior to a tax free spin-off at the option of the holder into shares of Class A Common Stock on a share-for-share basis. Each outstanding share of Class B Common Stock will automatically be converted into a share of Class A Common Stock upon any transfer of such share, if after the transfer, such share is not owned by Trilogy, an affiliate of Trilogy, or a non-affiliate of Trilogy which acquires more than 50% of the then outstanding Class B Common Stock in a single transaction. In addition, subject to certain conditions, then outstanding shares of Class B Common Stock will automatically convert, after the fifth anniversary of the first transfer of Class B Common Stock in a tax free spin-off. The effect of this reclassification has been reflected for all periods presented in the accompanying financial statements.

Stock Option Plans

The Company's stock options plans consist of the 1996 Stock Option Plan ("1996 Plan") and the 1999 Stock Incentive Plan ("1999 Plan"). As of December 31, 1999, shares reserved under the plans consisted of 2,706,501 shares in the 1996 Plan and 1,500,000 shares in the 1999 Plan.

The Company's 1996 Plan provides for the grant for up to 3,500,000 shares of Class A Common Stock of incentive and nonqualified options to employees. The stock options vest over various terms, generally with 0% to 25% exercisable immediately, and an additional 18.75% to 40% exercisable each year thereafter until the option is fully exercisable. The term of each option is 10 years from the date of grant.

The Company's 1999 Plan was adopted by the Board of Directors in February 1999. A total of 1,500,000 shares of common stock were initially reserved for issuance under the 1999 Plan. In addition to the initial allotment, the shares reserved for issuance under the 1999 Plan increase annually by 5% of the total number of shares of Class A Common Stock and Class B Common Stock outstanding on the first day of each fiscal year of the Company. Such annual increase resulted in the reservation of an additional 831,175 shares for future issuance under the 1999 Plan effective January 1, 2000. Additionally, the Company's Board of Directors authorized an additional 1,500,000 shares for future issuance under the 1999 Plan in February 2000, bringing the total currently authorized number of shares to 3,831,175.

Under the 1999 Plan, the eligible individuals are: employees, non-employee members of the board and consultants. The types of awards that may be made include, but are not limited to, options to purchase shares of the Company's Class A Common Stock, stock appreciation rights, restricted shares, dividend equivalent rights, performance units and performance shares. The stock options vest over various terms, generally with 0% to 25% exercisable immediately, and an additional 25% to 40% exercisable each year thereafter until the option is fully exercisable. The term of each option is 10 years from the date of grant.

                               PCORDER.COM, INC.

  The following table summarizes the Company's stock option activity:

                                                                    Weighted-
                                                                     Average
                                                                    Exercise
                                                         Price        Price
                                          Shares       Per Share    Per Share
                                        ----------  --------------- ---------
   Options outstanding December 31,
    1996...............................  2,040,300  $          3.00  $ 3.00
     Granted...........................    158,500  $          3.00  $ 3.00
     Exercised.........................       (225) $          3.00  $ 3.00
     Surrendered.......................     (7,750) $          3.00  $ 3.00
                                        ----------  ---------------  ------
   Options outstanding December 31,
    1997...............................  2,190,825  $          3.00  $ 3.00
     Granted...........................  2,590,076  $ 3.00 - $10.00  $ 4.31
     Exercised.........................   (148,377) $          3.00  $ 3.00
     Surrendered....................... (1,425,450) $ 3.00 - $ 8.00  $ 3.13
                                        ----------  ---------------  ------
   Options outstanding December 31,
    1998...............................  3,207,074  $ 3.00 - $10.00  $ 4.00
                                        ----------  ---------------  ------
     Granted...........................  2,171,474  $10.00 - $67.88  $20.46
     Exercised.........................   (644,897) $ 3.00 - $10.00  $ 4.27
     Surrendered....................... (1,182,326) $ 3.00 - $66.13  $ 4.36
                                        ----------  ---------------  ------
   Options outstanding December 31,
    1999...............................  3,551,325  $ 3.00 - $67.88  $13.90
                                        ==========  ===============  ======

  At December 31, 1999, there were 227,176 options available for grant under the 1996 Plan and 428,000 options available for grant under the 1999 Plan.

  The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                                                 Options
                   Options Outstanding                         Exercisable
---------------------------------------------------------- -------------------
                                                                     Weighted-
                           Weighted-Average   Weighted-               Average
Range of                      Remaining        Average               Exercise
Exercise Prices   Number   Contractual Life Exercise Price  Number     Price
---------------  --------- ---------------- -------------- --------- ---------
$ 3.00           1,919,546    7.3 years         $33.00     1,131,246  $ 3.00
$ 6.40 - $ 9.00    347,591    8.6 years         $ 8.23        94,500  $ 8.19
$10.00 - $12.00    296,620    8.8 years         $10.57        12,276  $10.11
$28.69 - $40.13    768,132    9.7 years         $31.55         6,000  $39.88
$46.50 - $67.88    219,436    9.8 years         $60.96           500  $54.50
                 ---------                                 ---------
$ 3.00 - $67.88  3,551,325    8.2 years         $13.90     1,244,522  $ 3.63
                 =========                                 =========

                                                                 Year Ended
                                                                December 31,
                                                             ------------------
                                                              1999  1998  1997
                                                             ------ ----- -----
Weighted-average deemed fair value of stock options granted
 during the year:
  Exercise price equal to fair value of stock on date of
   Grant...................................................  $26.53 $1.22 $0.82
  Exercise price less than fair value of stock on date of
   Grant...................................................  $13.11 $4.73   --

  In March 1997, under the terms of an applications subscription arrangement, the Company gave the right to require the Company to grant to a customer an option to purchase up to 320,000 shares of common stock of the Company if one of certain specified events occurs, including an initial public offering. The customer did not exercise the option to purchase the shares and the option expired on February 26, 1999.

                               PCORDER.COM, INC.

Deferred Compensation

  In 1999, the Company granted a total of 6,000 options to certain non-employees which vested immediately. In connection with such grants, the Company expensed approximately $78,000 in 1999 based on the Black-Scholes pricing model, using a historical volatility factor of 115%, a risk-free interest rate of 6%, a dividend yield of 0% and an expected life of six months. Such amount was allocated $65,000 to general and administrative expenses and $13,000 to sales and marketing expenses in the accompanying statements of operations.

  In 1998, the Company granted a total of 160,000 options to certain non-employees which vested immediately. In connection with such grants, the Company recorded stock compensation expense of $383,000 in 1998 based on the Black-Scholes pricing model, using a volatility factor of 40%, a risk-free interest rate of 5.6%, a dividend yield of 0% and an expected life of five years.

  The Company recorded net deferred compensation of approximately $899,000, and $2,811,000 in 1999 and 1998, respectively. The amounts recorded represent the difference between the grant price and the deemed fair market value of the Company's common stock for shares subject to options granted in 1999 and 1998. In 1999, 296,475 shares were granted below fair market value and the exercise price and deemed fair values ranged from $10.00 to $29.375 per share and $12.00 to $34.50 per share, respectively. In 1998, 941,142 shares were granted below fair market value and the exercise price and deemed fair values ranged from $3.00 to $10.00 per share and $6.40 and $11.00 per share, respectively. The deferred compensation is amortized over the vesting period of each respective option, generally four years. Approximately $1,353,000 and $1,468,000 was recorded as compensation expense in 1999 and 1998, respectively.

  A deferred tax benefit is recorded for the amortized compensation expense if and when the Company realizes the associated tax benefits of the options. As of December 31, 1999 and 1998, such deferred tax benefits have been fully reserved by a valuation allowance due to the uncertain future utilization of such benefits.

Pro Forma Disclosure

  The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 1999, 1998, and 1997, the pro forma amounts of the Company's net loss and net loss per share would have been as follows:

                                                     Year Ended December 31,
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------  --------  -------
   Net loss (in thousands):
     As reported................................... $(8,327) $ (9,638) $(1,128)
     Pro forma..................................... $(8,788) $(10,408) $(1,401)
   Basic and diluted net loss per share:
     As reported................................... $ (0.54) $  (0.75) $ (0.09)
     Pro forma..................................... $ (0.57) $  (0.81) $ (0.11)

                               PCORDER.COM, INC.

  The fair value of options granted prior to the Company's initial filing on Form S-1 dated September 4, 1998, were estimated at the date of grant using a minimum value option pricing model (0% volatility). The fair value of options granted subsequent to the initial filing date through February 26, 1999 and subsequent to February 26, 1999 were estimated at the date of grant using the Black-Scholes pricing model and a volatility of 40% and 90%, respectively. The fair value of options was estimated under both pricing models with the following weighted-average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Risk-free interest rate...........................     5.9%     5.0%     6.4%
   Dividend yield....................................       0%       0%       0%
   Weighted-average expected life of options......... 5 years  5 years  5 years

NOTE 9--COMMITMENTS AND CONTINGENCIES

Lease Arrangements

  The Company leases office facilities under various operating leases expiring from 2000 to 2004. Future lease commitments for office facilities as of December 31, 1999 are as follows (in thousands):

   2000.................................................................... $942
   2001....................................................................  951
   2002....................................................................  961
   2003....................................................................  940
   2004....................................................................  975

  Rent expense for the three years in the period ended December 31, 1999 totaled approximately $798,000, $563,000 and $220,000, respectively.

Litigation

  In September 1999, the Company settled an outstanding lawsuit with a former employee regarding commissions allegedly owed to the former employee by the Company. The settlement did not have a material effect on the Company's financial condition or results of operations.

  The Company is involved in various other lawsuits and legal proceedings which have arisen in the normal course of business. While the ultimate results of these other matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position of the Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  Information regarding the Company's executive officers required by Part III,
Item 10, is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant." Information required by Part III, Item 10, regarding the Company's directors is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders scheduled to be held on June 30, 2000, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11. Executive Compensation

  Information required by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders scheduled to be held on June 30, 2000, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  Information required by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders scheduled to be held on June 30, 2000, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

  Information regarding certain of the Company's relationships and related transactions is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders scheduled to be held on June 30, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    (1) Financial Statements: See Index to Financial Statements at Item 8 on page 36 of this report.

    (2) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

 Exhibit No. Document
 ----------- --------
  3.1*       Certificate of Incorporation of the registrant. (Filed as Exhibit
             3.1 to the registration statement on S-1 (File No. 333-62985)
             filed by the registrant (the "February 1999 Form S-1") and incorporated herein by reference.)

  3.2* Certificate of Amendment to the Certificate of Incorporation of the registrant. (Filed as Exhibit 3.2 to the February 1999 Form
             S-1 and incorporated herein by reference.)

  3.3*       Bylaws of the registrant. (Filed as Exhibit 3.3 to the February
             1999 Form S-1 and incorporated herein by reference.)

 10.2* Employment Agreement between the registrant and Ross A. Cooley dated November 1, 1997. (Filed as Exhibit 10.2 to the February
             1999 Form S-1 and incorporated herein by reference.)

 10.3*       Employment Agreement between the registrant and Christina C.
             Jones dated November 1, 1996. (Filed as Exhibit 10.3 to the
             February 1999 Form S-1 and incorporated herein by reference.)

 10.4*       Employment Agreement between the registrant and James J.
             Luttenbacher dated February 12, 1998. (Filed as Exhibit 10.4 to the February 1999 Form S-1 and incorporated herein by reference.)

 10.5*       1996 Stock Option Plan. (Filed as Exhibit 10.5 to the February
             1999 Form S-1 and incorporated herein by reference.)

 10.5.1*     1999 Stock Option Plan. (Filed as Exhibit 10.5.1 to the February
             1999 Form S-1 and incorporated herein by reference.)

 10.6+* Technology, Services and License Agreement between the registrant and Trilogy dated September 1, 1998. (Filed as Exhibit 10.6 to the February 1999 Form S-1 and incorporated herein by reference.)

 10.7+* Management Services Agreement between the registrant and Trilogy dated July 1, 1998. (Filed as Exhibit 10.7 to the February 1999
             Form S-1 and incorporated herein by reference.)

 10.8*       Tax Allocation Agreement between the registrant and Trilogy dated
             March 4, 1996. (Filed as Exhibit 10.8 to the February 1999 Form
             S-1 and incorporated herein by reference.)

 10.9*       Asset Transfer Agreement between the registrant and Trilogy dated
             June 1, 1996. (Filed as Exhibit 10.9 to the February 1999 Form S-
             1 and incorporated herein by reference.)

 10.10* Amendment to Asset Transfer Agreement between the registrant and Trilogy dated August 21, 1998. (Filed as Exhibit 10.10 to the
             February 1999 Form S-1 and incorporated herein by reference.)

 10.12+* Subscription Services Agreement, effective June 16, 1999 between registrant and Compaq Computer Corporation. (Filed as Exhibit
             10.12 to the Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

 Exhibit No. Document
 ----------- --------
 10.13*      Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the
             registration statement on S-8 (File No. 333-32700) filed by the registrant (the "March 2000 Form S-8") and incorporated herein by reference.)

 10.14*      Foreign Subsidiary Employee Stock Purchase Plan. (Filed as Exhibit
             4.2 to the March 2000 Form S-8 and incorporated herein by reference.)

 10.15       Sublease between the registrant and Trilogy dated June 1, 1999.

 10.16 Employment Agreement between the registrant and Richard Friedman dated July 9, 1999.

 10.17 Amendment of Technology, Services and License Agreement between the registrant and Trilogy dated October 8, 1999.

 23.1        Consent of Ernst & Young LLP, Independent Auditors.

 24.1        Powers of Attorney (see page 57)

 27          Financial Data Schedule

--------
+ Confidential Treatment has been granted with respect to portions of the exhibit. A complete copy of this agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
* Previously filed.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, pcOrder.com, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Austin, State of Texas, on the 29 day of March 2000.

                                          PCOrder.Com, Inc.

                                                     /s/ Ross A. Cooley
                                          By: _________________________________
                                                       Ross A. Cooley
                                              Chairman of the Board and Chief
                                                     Executive Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ross A. Cooley and Christina C. Jones, with full power to act alone, his or her true and lawful attorneys-in-fact, with the power of substitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Ross A. Cooley           Chairman of the Board and    March 29, 2000
______________________________________  Chief Executive Officer
            Ross A. Cooley              (Principal Executive
                                        Officer)

        /s/ Christina C. Jones         President and Chief          March 29, 2000
______________________________________  Operating Officer
          Christina C. Jones            (Principal Executive
                                        Officer)

      /s/ James J. Luttenbacher        Vice President and Chief     March 29, 2000
______________________________________  Financial Officer
        James J. Luttenbacher           (Principal Financial
                                        Officer and Accounting
                                        Officer)

        /s/ Joseph A. Liemandt         Director                     March 29, 2000
______________________________________
          Joseph A. Liemandt

         /s/ Peter J. Barris           Director                     March 29, 2000
______________________________________
           Peter J. Barris

       /s/ Linwood A. Lacy, Jr.        Director                     March 29, 2000
______________________________________
         Linwood A. Lacy, Jr.

        /s/ Robert W. Stearns          Director                     March 29, 2000
______________________________________
          Robert W. Stearns