Form 10-K405/A
period 1999-12-31
PCORDER COM INC
filed 2000-04-28
CIK 1068726

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K

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

[X]

 Aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2000........................  $167,027,183
                                                                   ------------
 Number of shares of Class A common stock outstanding as of
   March 27, 2000................................................     6,393,385
                                                                   ------------
 Number of shares of Class B common stock outstanding as of
   March 27, 2000................................................    10,317,650
                                                                   ------------

                                   PART III

  The Registrant hereby amends Items 10, 11, 12 and 13 of Part III of its Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 as follows:

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

      Information regarding the Company's executive officers required by Item 10, is set forth in Item 1 of Part I of the Company's Annual Report on Form 10-K filed on March 30, 2000. The following table sets forth some information concerning our directors as of April 15, 2000.

Name                  Age               Position
----                  ---               --------

Ross A. Cooley         59               Chairman and Chief Executive Officer
Joseph A. Liemandt     31               Director
Peter J. Barris        48               Director
Linwood A. Lacy        54               Director
Robert W. Stearns      50               Director


There are no family relationships among any of the directors or executive officers of the Company.

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

Joseph A. Liemandt has been a director since our inception. From July 1994 to June 1996, Mr. Liemandt was President of pcOrder. Mr. Liemandt co-founded Trilogy in 1989. Since that time, Mr. Liemandt has served as the President, Chief Executive Officer and Chairman of Trilogy.

Peter J. Barris has been a director since June 1998. Since 1992, Mr. Barris has been a partner and, in 1994, was appointed a General Partner, of New Enterprise Associates, a firm that manages venture capital investments. In 1999, Mr. Barris was appointed Managing General Partner. Mr. Barris is also a member of the board of directors of Mobius Management Systems, Inc., CareerBuilder, Inc. and Pathnet, Inc. Mr. Barris holds a B.S.E.E. from Northwestern University and an M.B.A. from the Amos Tuck School at Dartmouth College.

Linwood A. Lacy, Jr. has been a director since August 1998. In November 1997, Mr. Lacy retired from Micro Warehouse Incorporated where he had served as President and Chief Executive Officer since October 1996. From 1985 to May 1996, Mr. Lacy served as the Co-Chairman and Chief Executive Officer of Ingram Micro, Inc., a microcomputer products distributor and a then wholly-owned subsidiary of Ingram Industries, Inc. From December 1993 to June 1995, Mr. Lacy was also President of Ingram Industries Inc. From June 1995 until April 1996, he was President and Chief Executive Officer of Ingram Industries Inc., and from April 1996 to May 1996 served as its Vice Chairman. Mr. Lacy is Chairman of the Board and a Director of Shopping4Sure.com. Mr. Lacy also serves as a director of Ingram Industries Inc., Modus Media, Inc. and Earthlink Network, Inc. Mr. Lacy holds a B.S.ChE from the University of Virginia and an M.B.A. in Business from the Darden Graduate School of Business Administration at the University of Virginia.

Robert W. Stearns has been a director since September 1998. Mr. Stearns is currently a managing director of Sternhill Partners, a venture capital firm. From January 1996 to August 1998, Mr. Stearns served as the Senior Vice President of Technology and Corporate Development of Compaq. He joined Compaq as Vice President of Corporate Development in July 1993. Before his arrival at Compaq, he was employed as a management consultant with McKinsey & Co., focusing on high technology clients. Mr. Stearns serves as a director of various private companies and the Cynthia Woods Mitchell Pavilion. In November

1996, Mr. Stearns was appointed to the Texas Science and Technology Council and in March 1998 he became a fellow of the Aspen Institute and a member of the Brookings Council of the Brookings Institute. Mr. Stearns holds a B.S. in Chemistry from Brown University and a Master of Science from the Massachusetts Institute of Technology.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on a review of the copies of such Section 16(a) forms filed on Forms 3, 4 and 5, and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that, during the year ended December 31, 1999, its executive officers, directors and greater-than-ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table provides information concerning the compensation earned by our Chief Executive Officer and our other executive officers whose salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended December 31, 1999. All of these individuals are called the "Named Executive Officers". The amounts in the Bonus column reflect the bonus amount earned and accrued during the fiscal year ended December 31, 1999. The amounts in the Securities Underlying Options column represent shares of our Class A Common Stock. Ms. Jones's salary for fiscal year 1997, 1998 and 1999 includes $900 of reimbursement for excess amounts paid toward our standard employee medical benefit plan. Mr. Luttenbacher joined us in March, 1998 and resigned effective March 31, 2000. The $59,571 paid to Mr. Luttenbacher during fiscal year 1998 as other compensation represents relocation expenses reimbursed by us. The $23,916 paid to Mr. Luttenbacher during fiscal 1999 as other compensation includes $19,647 for relocation expenses and $4,269 for travel expenses reimbursed by us. The $103,650 paid to Mr. Friedman during fiscal year 1999 as other compensation includes $98,762 for relocation expenses and $4,888 for travel expenses reimbursed by us.

                          SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                     Annual Compensation             Compensation
                                                      -------------------------------------------- ----------------
                                                                                                       Number of
                                                                                                      Securities
                                                                                                      Underlying       All Other
           Name and Principal Position                       Year         Salary          Bonus        Options        Compensation
                                                      ------------- ---------------- ------------- ---------------- ---------------
Ross A. Cooley ....................................          1999       $      1             --               --              --
    Chairman and Chief Executive Officer                     1998       $      1             --               --
                                                             1997       $      1             --               --              --

Christina C. Jones ................................          1999       $146,734       $150,000           50,000              --
    President and Chief Operating Officer                    1998       $100,908       $    500          125,000              --
                                                             1997       $100,908             --               --              --

James J. Luttenbacher .............................          1999       $175,000       $140,000               --        $ 23,916
    Vice President and Chief Financial Officer               1998       $145,362       $  5,000          150,000        $ 59,571
                                                             1997             --             --               --              --
Richard Friedman ..................................          1999       $ 79,032       $ 50,000           75,000        $103,650
    Vice President, General Counsel and Secretary            1998             --             --               --              --
                                                             1997             --             --               --              --


                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth information regarding stock option grants made to each of the Named Executive Officers in fiscal year 1999. We did not grant any stock appreciation rights to the Named Executive Officers during this fiscal year. In the following table, potential realizable value is based on an assumption that the price per share of Class A Common Stock appreciates annually at the rate shown below (compounded annually) from the date of grant until the end of the option term. Potential realizable value is shown net of exercise price. These rates of appreciation are derived from the regulations promulgated by the SEC and do not represent our estimate or projection of future stock price growth. The options in the following table have exercise prices equal to the fair market value of our Class A Common Stock on the date of grant. All of these options have 10-year terms and vest over four years.

                                                                                                  Potential realizable value at
                                                                                                            assumed
                                      Individual Grants                                           annual rates of stock price
                          ------------------------------------------------------------------   ---------------------------------
                                             Percent of
                                               total
                           Number of          options
                           securities        granted to
                          underlying         employees        Per share
                            options          in fiscal        Exercise        Expiration
Name                        granted            year             price            date               5%                  10&
----                      -----------      -----------      ------------     ------------      -------------       -------------
Ross A. Cooley..........            0         ---                 ---                ---                ---                 ---
Christina C. Jones......       50,000        2.30%             $12.00            2/15/09         $  377,337          $  956,245
James J. Luttenbacher...            0         ---                 ---                ---                ---                 ---
Richard Friedman........       75,000        3.45%             $35.00            7/23/09         $1,650,848          $4,183,574

  The percentages in the Percent of Total Granted to Employees in Fiscal Year column are based on options to purchase an aggregate of 2,171,474 shares of Class A Common Stock granted during fiscal 1999.

            AGGREGATED OPTION EXERCISES AND FISCAL YEAR END VALUES

  The following table sets forth the options exercised by each of the Named Executive Officers during fiscal year 1999 and the number and value of the securities underlying unexercised options held by each Named Executive Officer as of December 31, 1999. The value of the unexercised in-the-money options at December 31, 1999 is based on the closing sales price per share of $51.00 of the Company's Class A Common Stock on the Nasdaq National Market on December 31, 1999, less the option exercise price payable per share.

                                                                             Number of
                                         Shares                        Securities Underlying         Value of Unexercised
                                        Acquired      Value              Unexercised Options         In-the-Money Options
            Name                       on Exercise   Realized           at December 31, 1999         at December 31, 1999
            ----                       -----------   --------          ----------------------       ----------------------
                                                                     Exercisable  Unexercisable  Exercisable   Unexercisable
                                                                     -----------  -------------  -----------   -------------
Ross A. Cooley ..............           200,000      $5,650,000         525,000      150,000      $25,200,000    $ 7,200,000
Christina C. Jones ..........            85,000      $4,070,000         474,450      265,650      $22,773,600    $12,301,200
James J. Luttenbacher .......            36,500      $  532,875          19,750       93,750      $   948,000    $ 4,500,000
Richard Friedman.............                --              --              --       75,000               --    $ 1,200,000

DIRECTOR COMPENSATION

  We do not currently compensate outside directors for attending Board or committee meetings, but we reimburse directors for their reasonable travel expenses incurred in connection with attending the meetings. On November 1, 1996, we granted to Mr. Liemandt an option to purchase 100 shares of our Class A Common Stock at an exercise price of $3.00 per share. Upon joining the board, Mr. Barris received options to acquire 10,000 shares of Class A Common Stock at $6.40 per share, Mr. Lacy received options to acquire 30,000 shares of Class A Common Stock at $8.00 per share, and Mr. Stearns received options to acquire 15,000 shares of Class A Common Stock at $9.00 per share. In 1999, Mr. Lacy received options to acquire 10,000 shares of Class A Common Stock at $39.875 per share and Mr. Stearns received options to acquire 20,000 shares of Class A Common Stock at $39.875 per share.


EMPLOYMENT CONTRACTS

  We have entered into employment agreements with Ross A. Cooley, our Chairman and Chief Executive Officer, Christina C. Jones, our President and Chief Operating Officer, and Richard Friedman, our Vice President, Secretary and General Counsel. The Cooley and Jones employment agreements are each for a period of four years. Each of the three executives is eligible to participate in any management incentive compensation plan which we may have from time to time. We also had an employment agreement with our former Chief Financial Officer James J. Luttenbacher.

  The Cooley and Friedman agreements may each be terminated by us or the executive at any time. The Jones agreement may be terminated by us at any time and by Ms. Jones for "good reason." The definition of good reason includes any "change of control" of pcOrder. If we terminate any of the three employment agreements for "cause" or if Messrs. Cooley or Friedman terminate for reasons other than as a result of a "change in control," no further rights to compensation or benefits will accrue to that executive. During employment and for two years following our termination of the employment, each of the three executives is not permitted to solicit any of our customers, induce or attempt to induce any customer to withdraw, curtail or cancel its business with us or in any manner modify or fail to enter into any actual or potential business relationship with us, recruit or solicit any employee or vendor of ours, or of Trilogy in the case of Ms. Jones, to cease his, her or its relationship with us, or with Trilogy in the case of Ms. Jones, or permit his or her name to be used by or engage in any business competing with our business.

     Cooley Employment Agreement. Mr. Cooley's employment agreement, dated November 1, 1996 and amended effective November 1, 1997, provides for an annual salary of not less than $1.00. Mr. Cooley currently performs various executive and leadership functions, including development of our strategic and operational plans, strategic planning, executive management of new customer and new account relationship activities and recruitment of senior management personnel. In connection with the Cooley agreement, Mr. Cooley was granted a stock option of 875,000 shares of our Class A Common Stock at an exercise price of $3.00 per share, of which 425,000 shares became exercisable at the time the Cooley agreement was entered into, 100,000 of those shares became exercisable on November 1, 1998, 100,000 shares became exercisable on November 1, 1999, and 100,000 shares will become exercisable on November 1, 2000. The remaining 150,000 shares under the stock option grant were to become exercisable on November 1, 2003, provided that the Cooley agreement is in effect on that date. However, in February 1999, the compensation committee accelerated the exercise date for these 150,000 shares so that 50,000 shares became exercisable in February 1999, 50,000 shares became exercisable on November 1, 1999, and 50,000 shares will become exercisable on November 1, 2000.

     If the Cooley agreement is terminated by us without cause or by Mr. Cooley as a result of a change of control of pcOrder, Mr. Cooley will not be entitled to any additional compensation under the terms of the Cooley agreement, but will have these rights relating to the exercise of then unexercised stock options as are provided in his stock option agreement.

     Jones Employment Agreement. Ms. Jones' employment agreement, dated November 1, 1996, provides for an annual salary of not less than $100,000. Under the Jones agreement, Ms. Jones has been granted a stock option to purchase up to 650,000 shares of our Class A Common Stock at an exercise price of $3.00 per share. As a condition to the grant of this option, Ms. Jones entered into an option cancellation agreement with Trilogy which terminated a stock option agreement dated February 10, 1994 between Trilogy and Ms. Jones in connection with which Ms. Jones had been granted a stock option to purchase shares of Trilogy Class B Common Stock at an exercise price of $1.50 per share.

     If we terminate the Jones agreement without cause or if Ms. Jones terminates the Jones agreement for good reason, including upon a change of control, Ms. Jones will continue to receive employee benefits and monthly payments equal to one-twelfth of her then-current annual salary for 12 months following the effective date of the termination.

     Luttenbacher Employment Agreement. Mr. Luttenbacher's employment agreement, dated February 12, 1998, provided for an annual salary of not less than $175,000. Mr. Luttenbacher received a bonus of $5,000 upon commencement of his employment with us. Mr. Luttenbacher voluntarily resigned from the Company effective March 31, 2000. Under this agreement, Mr. Luttenbacher has been granted a stock option to purchase up to 150,000 shares of our Class A Common Stock at an exercise price of $3.00 per share. Mr. Luttenbacher voluntarily terminated his employment with us effective March 31, 2000.

     Friedman Employment Agreement. Mr. Friedman's employment agreement, dated July 9, 1999, provides for an annual salary of not less than $175,000. Under this agreement, Mr. Friedman has been granted a stock option to purchase up to 75,000 shares of our Class A Common Stock at an exercise price of $35.00 per share. If we terminate the Friedman agreement without cause, Mr. Friedman will continue to receive employee benefits and monthly payments equal to one-twelfth of his then-current annual salary for six months following the effective date of the termination.

     The exercisability of the options held by the executives are subject to acceleration in whole or in part in connection with certain changes in control of pcOrder. The accelerated vesting in certain cases is conditioned on termination of employment following the change in control event.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the compensation committee of the board serves or has served as one of our officers or employees. None of our executive officers serve as a member of the board or compensation committee of any entity which has one or more executive officers serving as a member of our board or compensation committee. The current members of the Compensation Committee are Messrs. Barris and Liemandt. Mr. Liemandt, a member of our compensation committee, is the Chairman, Chief Executive Officer and a substantial stockholder of Trilogy. Through his relationship with Trilogy, Mr. Liemandt beneficially owns more than 5% of the Class B Common Stock.

ITEM 12.  OWNERSHIP OF SECURITIES

     The following table sets forth information known to us with respect to the beneficial ownership of our Class A Common Stock as of March 31, 2000 by (i) each of our Named Executive Officers and directors; (ii) all of our current executive officers and directors as a group; and (iii) each person we know to own beneficially more than 5% of our Class A Common Stock. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of Class A Common Stock that are issuable within 60 days of March 31, 2000 upon exercise of outstanding options or conversion of outstanding shares of Class B Common Stock. The shares issuable pursuant to these options or Class B Common Stock are deemed outstanding for purposes of computing the percentage ownership of the person holding the options or Class B Common Stock but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except pursuant to applicable community property laws or as otherwise indicated in the paragraphs following this table, to our knowledge, the stockholders identified in the table have sole voting and investment power with respect to all shares beneficially owned by that stockholder. Percent of Class A Common Stock ownership is based on 6,452,237 shares of Class A Common Stock outstanding on March 31, 2000. As of March 31, 2000, 10,317,620 shares of Class B Common Stock were outstanding, 100% of which were beneficially owned by Trilogy, Inc. Percent of Total Common Stock ownership is based on a total of 16,769,857 shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 2000.

                                                                                       Shares Beneficially
     Name and Address                                                                         Owned
     ----------------                                                      -----------------------------------------

                                                                           Percent of Class A       Percent of Total
                                                      Number                  Common Stock            Common Stock
                                                    ----------             ------------------       ----------------
     Trilogy, Inc. (1)
       6034 West Courtyard Drive
       Austin, TX 78730..........................   10,317,620                    61.52%                  61.52%

     Joseph A. Liemandt (1)
         6034 West Courtyard Dr.
         Austin, TX 78730........................   10,317,695                    61.53%                  61.53%
     Peter J. Barris.............................        2,500                        *                       *
     Linwood A. Lacy, Jr.........................        2,500                        *                       *
     Robert W. Stearns...........................        3,750                        *                       *
     Ross A. Cooley
         5001 Plaza on the Lake
         Austin, TX 78746........................      475,000                     7.36%                   2.83%
     Christina C. Jones
         5001 Plaza on the Lake
         Austin, TX 78746........................      518,200                     8.03%                   3.09%
     James J. Luttenbacher.......................       26,000                        *                       *
     Richard Friedman............................            *                        *                       *
     All directors and officers as a group
     (8 persons).................................   11,345,645                    67.65%                  67.65%
     Janus Capital Corporation
           100 Fillmore Street
           Denver, CO 80206......................      643,550                     9.97%                   3.84%
     Fidelity Investments
            82 Devonshire Street
            Boston, MA 02109.....................      405,700                     6.29%                   2.42%
     West Highland Capital, Inc.
            300 Drake's Landing Road,
             Suite 290
            Greenbrae, CA 94904..................    1,020,000                    15.81%                   6.08%


______________
*  Less than 1% of the outstanding shares of Class A Common Stock

     (1) Shares beneficially owned by Trilogy, Inc. are registered in the name of Trilogy Software, Inc., a wholly owned subsidiary of Trilogy, and Trilogy Partnership, a Delaware general partnership of which Trilogy Software, Inc. is the general partner and the managing partner. Of the shares beneficially owned by Trilogy, Inc., 20,620 of these shares are subject to options granted by Trilogy Software, Inc. to some of its employees, entitling these employees to purchase the shares at any time prior to August 25, 2009, at a price of $5.00 per share. Through his ownership of securities of Trilogy, Inc., Mr. Liemandt has the right to cause to be elected a majority of the board of directors of Trilogy, Inc. As a result, Mr. Liemandt may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares beneficially owned by Trilogy, Inc. Mr. Liemandt disclaims beneficial ownership of the shares beneficially owned by Trilogy, Inc., except with respect to any proportional pecuniary interest therein.

ITEM 13.   CERTAIN RELATIONSHIPS

     Since January 1, 1999 there has not been any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of the Company's voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below.

Relationship with Trilogy

   Trilogy is our controlling stockholder. It established pcOrder as a separate business unit within Trilogy and then incorporated pcOrder as a Delaware corporation. Trilogy is a leading provider of sales, marketing and business-to-business e-commerce applications. Trilogy's software solutions are designed to integrate each function in a customer's sales and marketing operation, including pricing management, product management, sales, commissions, promotions, contract management and channel management. In addition, Trilogy's software solutions are designed to enable companies to engage in e-commerce as well as improve channel management processes.

   We have a non-exclusive license from Trilogy to use Trilogy's front office and e-commerce software applications in our business. To help industry sales representatives and end users quickly and accurately build customer-configured computer systems using components from multiple vendors, we have customized and extended the software licensed from Trilogy to support the specific configuration and pricing rules of the computer industry. Although Trilogy does not currently compete directly with us, Trilogy has the right to compete directly or indirectly with us.

   Mr. Liemandt, one of our directors, is Chairman, Chief Executive Officer and a substantial stockholder of Trilogy.

   We also lease our Austin facilities from Trilogy pursuant to an arm's length lease arrangement. See "Item 2. Properties" in our Annual Report on Form 10-K filed on March 30, 2000.

Agreements with Trilogy

   In June 1996, we entered into a series of agreements with Trilogy to clarify our ongoing relationship with Trilogy. Because these agreements were entered into at a time when we were a wholly owned subsidiary of Trilogy, they may not be the result of arms' length negotiations between the parties.

   Asset Purchase Agreement. In August 1996, we entered into an asset transfer agreement with Trilogy, which was amended in August 1998 and June 1999. Under the asset transfer agreement, Trilogy transferred the assets and liabilities of its pcOrder.com division to us. In exchange for these transferred assets, we issued to Trilogy 900 shares of our common stock, which established us as a wholly owned subsidiary of Trilogy. These shares were subsequently split into 11,520,000 shares of common stock.

   Trilogy has the right, on no more than four occasions after the offering, to require us to register the shares of common stock that it holds within 180 days of the request. Trilogy is exercising one of these rights in connection with this registration statement. In addition, Trilogy and its transferees have the right under some circumstances to include shares held by Trilogy and its transferees in a registration statement registering other shares of our common stock. These registration rights are subject to some conditions and limitations, including our right not to effect a requested registration under some conditions. We have agreed to indemnify Trilogy against, and provide contribution for, some liabilities under the Securities Act in connection with any registration. These registration rights expire eight years after the effective date of the asset transfer agreement.

   Technology, Services and License Agreement. In September 1998, we entered into a technology, services and license agreement with Trilogy which replaced an earlier agreement we had with Trilogy. Under this agreement we each provide the other with access to specified intellectual property and products owned by each party or jointly owned by the parties and existing as of September 1, 1998. The agreement also requires each party to provide to the other any updates, changes to, and new releases of the material until 5 years after a "trigger event" but no sooner than September 1, 2008. However, after a trigger event Trilogy must only provide updates, changes to, and new releases of Trilogy products that are the same, similar to, replacements of or equivalent to Trilogy products provided to us before such an event. A "trigger event" is the date there is a change in control of Trilogy or the date Trilogy is no longer required by generally accepted accounting principles to be consolidated with us for financial reporting purposes.

   In granting each other access to the material, each party allowed the other party to use the other's intellectual property in creating, marketing, distributing and licensing products to customers upon payment of royalties to the owner of the material. Additionally, either party may sublicense their right to conduct these activities to third parties, provided the other party's intellectual property continues to be treated as confidential information.

   Similarly, Trilogy also granted us a license to access Trilogy's network based e-commerce products (except for market analysis data) beginning on the date of a trigger event and extending for 5 years after this date, or at least until September 1, 2008. During that period, we may use the material in creating, marketing, distributing and licensing products to customers upon payment of royalties to Trilogy.

   The parties also agreed to provide to each other consulting services upon the request of the other. Either party may make a request between September 1, 1998 and the later of the date of a trigger event or September 1, 2010. However, neither party has any obligation to request these services.

   In connection with the technology agreement, neither party is restricted from entering into or having similar agreements with third parties or from engaging in any activity relating to competitive products and services.

   The technology agreement also provides that where at least one of our employees or contractors and at least one Trilogy employee or contractor cooperate toward jointly creating, inventing or discovering new material qualifying for either patent or copyright protection, the parties will negotiate in good faith on a project-by-project basis to determine to what extent this newly developed material should be jointly owned. In the event of joint ownership, the parties will have an equal, undivided interest in that patent, copyright or other intellectual property.

   Each party is obligated to pay to the other monthly royalties based on a percentage of:

 . license fees derived from sales of products that incorporate, or data maintenance services related to, the other party's intellectual property;

 . software maintenance fees other than data maintenance services in connection with products that incorporate the other party's intellectual property; and

 . online subscription service fees from products that incorporate the other party's intellectual property.

   The technology agreement provides that each party will defend, indemnify and hold the other party harmless for any claim against the other party by any third party to the extent based on specific circumstances enumerated in the agreement.

   This agreement has a perpetual term, unless terminated earlier by either party upon 31 days prior notice of an uncured breach by the other party, subject to extension for special circumstances, or the bankruptcy of either of the parties.

   Management Services Agreement. We entered into a management services agreement with Trilogy, effective as of July 1, 1998. Under this agreement, Trilogy agreed to provide us with some administrative and corporate support services. Some of these services are mandatory services, including tax administration, payroll, payroll accounting, banking, corporate finance, recruiting and employee training services. In addition, Trilogy has agreed to provide some optional services to us, including hardware purchasing, shipping and receiving, purchase order database administration, network administration, audit services, human resources administration, legal services and customer training. The provision of mandatory services may not be unilaterally terminated by either party during the effectiveness of the management services agreement. The provision of optional services may be terminated by either party upon 90 days notice.

   The management services agreement provides that Trilogy will use the same level of care in rendering services to us that Trilogy uses in rendering services to itself or any of its other subsidiaries. This level of care must be at least equal to the care that Trilogy used in rendering the services to us in the past. However, the selection of personnel to perform the various services will be within the sole control of Trilogy. Specifically, Trilogy may, without our consent or approval, subcontract any service to be provided under this agreement.

   This agreement terminated on June 30, 1999. Both parties, however, agreed to renew the agreement for a one-year term. Successive renewals can occur. This agreement may be terminated if there is an uncured material breach by the other party or Trilogy ceases to own a majority of our common stock.

   Tax Allocation Agreement. From our incorporation until August 25, 1999, we were a member of the Trilogy consolidated federal income tax group. As a result, our federal taxable income (loss) was included in Trilogy's consolidated federal income tax return. Under a tax allocation agreement between us and Trilogy, for these tax periods payments are required to be made between us based on the federal income taxes we would have paid if we filed separate federal, state and local income taxes. The amount of taxes to be paid or received by us includes, except as provided below, any amounts to be due as a result of a redetermination of the tax liability of Trilogy arising from an audit or otherwise.

   Under the terms of the tax allocation agreement, in computing our stand-alone tax liability or tax refund, we are able to utilize some tax items, such as net operating losses, foreign tax credits and other tax credits. In addition, for our tax attributes that come into existence after the execution of the tax allocation agreement, and under the terms of the tax allocation agreement, Trilogy will be required to make any payment to us as such of our tax attributes are utilized by the Trilogy consolidated federal income tax group. In connection with this agreement, Trilogy's obligation to make any payment to us relating to the our tax attributes will apply only to tax periods during which we, or our affiliated subsidiaries, are a member of Trilogy's consolidated federal income tax group.

   Trilogy will continue to have all the rights of a parent of a consolidated group (and similar rights provided for by applicable state and local law regarding a parent of a combined, consolidated or unitary group) for tax periods prior to August 25, 1999. Further, Trilogy will be the sole and exclusive agent for us in any and all matters relating to our income, franchise and similar liabilities, will have sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state and local income tax returns (or amended returns), and will have the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of us for any tax periods ending prior to August 26, 1999.

   The tax allocation agreement remains in effect until the expiration of any open years for which we have filed as a member of the Trilogy consolidated group. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although this agreement allocates tax liabilities between us and Trilogy, during the period in which we are included in Trilogy's consolidated group, we could be liable if any federal tax liability is incurred, but not discharged, by any other member of Trilogy's consolidated group. In connection with this agreement, however, Trilogy is obligated to indemnify us for any tax liabilities, provided that we have paid our allocated share of those liabilities to Trilogy.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PCORDER.COM, INC.


                                   By: /s/ Christina C. Jones
                                      ----------------------------------
                                   Christina C. Jones
                                   President and Chief Operating Officer



Date:   April 28, 2000