Form 10-Q
period 2000-03-31
PCORDER COM INC
filed 2000-05-15
CIK 1068726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

As of May 11, 2000, there were 6,508,159 shares of the Registrant's Class A Common Stock outstanding and 10,317,620 shares of the Registrant's Class B Common Stock outstanding.

                                                    INDEX
                                              PCORDER.COM, INC.

                                                                                                        Page No.
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Condensed Balance Sheets as of March 31, 2000 (unaudited) and                           3
                    December 31, 1999

                    Condensed Statements of Operations for the Three Months Ended                           4
                    March 31, 2000 and 1999 (unaudited)

                    Condensed Statements of Cash Flows for the Three Months Ended                           5
                    March 31, 2000 and 1999 (unaudited)

                    Notes to Condensed Financial Statements (unaudited)                                     6

Item 2.             Management's Discussion and Analysis of Financial Condition and                         9
                    Results of Operations

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                             30

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                                                      30

Item 2.             Changes in Securities                                                                  30

Item 3.             Defaults Upon Senior Securities                                                        30

Item 4.             Submission of Matters to a Vote of Securities Holders                                  30

Item 5.             Other Information                                                                      30

Item 6.             Exhibits and Reports on Form 8-K                                                       30

SIGNATURES                                                                                                 31

EXHIBIT INDEX                                                                                              32

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               pcOrder.com, Inc.
                           Condensed Balance Sheets
                (In thousands, except share and per share data)

                                                                              March 31,                  December 31,
                                                                                2000                        1999
                                                                     -------------------------    ------------------------
ASSETS                                                                       (Unaudited)

Current assets:
 Cash and cash equivalents                                           $                  66,001    $                 54,113
 Short-term investments                                                                 12,059                      27,364
 Accounts receivable, net                                                               11,626                      16,427
 Other current assets                                                                    2,813                       1,030
                                                                     -------------------------    ------------------------
  Total current assets                                                                  92,499                      98,934
Property and equipment, net                                                              4,061                       3,592
Other assets                                                                             3,212                       3,212
                                                                     -------------------------    ------------------------
  Total assets                                                       $                  99,772    $                105,738
                                                                     =========================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                    $                   1,685    $                  1,508
 Accrued liabilities                                                                     6,766                       8,814
 Payable to Trilogy, net                                                                 7,270                       4,119
 Deferred revenue                                                                       24,341                      28,686
                                                                     -------------------------    ------------------------
  Total current liabilities                                                             40,062                      43,127

Deferred revenue                                                                         1,537                       2,694

Stockholders' equity
 Common stock, par value $.01 per share -- 50,000,000 shares authorized; 16,769,857 and 16,623,497 issued and outstanding in
  2000 and 1999, respectively                                                              168                         166

 Additional paid-in capital                                                             80,815                      80,401
 Deferred stock compensation                                                            (1,092)                     (1,350)
 Unrealized loss on investments                                                            (20)                         (1)
 Accumulated deficit                                                                   (21,698)                    (19,299)
                                                                     -------------------------    ------------------------
  Total stockholders' equity                                                            58,173                      59,917
                                                                     -------------------------    ------------------------
   Total liabilities and stockholders' equity                        $                  99,772    $                105,738
                                                                     =========================    ========================

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                      Condensed Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                         Three Months Ended           Three Months Ended
                                                                           March 31, 2000               March 31, 1999
                                                                     ------------------------    -------------------------
Revenues:
  Software and subscriptions                                         $                  6,905    $                   3,944
  Content and services                                                                  8,404                        3,716
                                                                     ------------------------    -------------------------
     Total revenues                                                                    15,309                        7,660

Cost of revenues:
  Software and subscriptions                                                            1,208                          875
  Software and subscriptions -- affiliated royalty fee                                    272                          326
                                                                     ------------------------    -------------------------
     Total software and subscriptions                                                   1,480                        1,201
  Content and services                                                                  6,645                        2,743
                                                                     ------------------------    -------------------------
     Total cost of revenues                                                             8,125                        3,944
                                                                     ------------------------    -------------------------
Gross profit                                                                            7,184                        3,716

Operating expenses:
  Research and development                                                              3,544                        1,231
  Selling and marketing                                                                 4,172                        3,975
  General and administrative                                                            2,789                        1,417
  Amortization of deferred stock and stock compensation expense                           258                          373
                                                                     ------------------------    -------------------------
             Total operating expenses                                                  10,763                        6,996

Operating loss                                                                         (3,579)                      (3,280)

Interest income                                                                         1,180                          237
                                                                     ------------------------    -------------------------

Loss before income taxes                                                               (2,399)                      (3,043)

Income tax benefit                                                                          -                         (243)
                                                                     ------------------------    -------------------------

Net loss                                                             $                 (2,399)   $                 (2,800)
                                                                     ========================    =========================

Basic and diluted net loss per share                                 $                  (0.14)   $                  (0.20)
                                                                     ========================    =========================

Weighted average shares outstanding                                                    16,669                       13,907
                                                                     ========================    =========================

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                         Three Months Ended          Three Months Ended
                                                                           March 31, 2000              March 31, 1999
                                                                     ------------------------    ------------------------
Operating activities
Net loss                                                             $                (2,399)    $               $(2,800)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                           810                         601
   Amortization of deferred stock and stock compensation expense                          258                         373
   Changes in operating assets and liabilities:
       Accounts receivable, net                                                         4,801                      (2,240)
       Other assets                                                                    (1,982)                        607
       Accounts payable                                                                   177                         536
       Accrued liabilities                                                             (2,048)                      2,419
       Payable to Trilogy, net                                                          3,151                      (4,825)
       Deferred revenue                                                                (5,502)                      3,302
                                                                     ------------------------    ------------------------

Net cash used in operating activities                                                  (2,734)                     (2,027)

Investing activities
Purchase of short-term investments                                                     (5,989)                          -
Sale of short-term investments                                                         21,275                           -
Purchase of property and equipment                                                     (1,279)                       (606)
                                                                     ------------------------    ------------------------

Net cash provided by (used in) investing activities                                    14,007                        (606)

Financing activities
Proceeds from the issuance of common stock, net                                             -                      47,239
Proceeds from the exercise of stock options                                               615                         149
                                                                     ------------------------    ------------------------

Net cash provided by financing activities                                                 615                      47,388
                                                                     ------------------------    ------------------------

Increase in cash and cash equivalents                                                  11,888                      44,755

Cash and cash equivalents at beginning of period                                       54,113                       4,726
                                                                     ------------------------    ------------------------

Cash and cash equivalents at end of period                           $                 66,001    $                 49,481
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


2.  Basis of Presentation

The unaudited interim financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended December 31, 1999, which can be found in the Company's Annual Report on Form 10-K. The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.  Related Party Transactions

The Company and Trilogy have entered into a number of agreements that govern the business activities between the two companies. Pursuant to such agreements, the Company is entitled to receive royalties from Trilogy for their use of certain software technologies. For the three months ended March 31, 2000, the Company recorded royalty revenue from Trilogy in the amount of $208,000. The Company is also required to pay Trilogy royalties for the use of Trilogy's technology and management fees for services performed by Trilogy on behalf of the Company. For the three months ended March 31, 2000 and 1999, the Company incurred royalty fees due to Trilogy in the amounts of $272,000 and $326,000, respectively. Additionally, the Company is required to pay for certain management services performed by Trilogy on behalf of the Company. For the three months ended March 31, 2000 and 1999, the Company was charged approximately $26,000 and $65,000, respectively, for such services. Furthermore, the Company incurred approximately $1.4 million for the three months ended March 31, 2000, for the use of Trilogy consulting and development personnel. No Trilogy consulting or development personnel were utilized by the Company during the three month period ended March 31, 1999.

The Company periodically makes payments to satisfy the amounts due to Trilogy pursuant to the intercompany agreements discussed above. No such payment was made during the three months ended March 31, 2000. As of March 31, 2000, the Company owed Trilogy approximately $7.3 million, which was comprised primarily of the royalty, management, and consulting fees discussed above.

4.  Net Loss per Share

For the three months ended March 31, 2000 and 1999, common stock equivalents totaling 1,362,000 and 1,777,000 shares, respectively, were excluded from the diluted earnings per share calculation. The aforementioned shares were excluded from the diluted earnings per share calculations for the three months ended March 31, 2000 and 1999, as they were anti-dilutive due to the Company's net losses for these periods. Accordingly, the diluted net loss per share amounts were the same as the basic net loss per share amounts for all periods presented.

5.  Comprehensive Income

The components of comprehensive loss for the periods presented in the accompanying statements of operations are as follows (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                     ------------------------------------------
                                             2000                   1999
                                     -------------------    -------------------
Net Loss                             $            (2,399)   $            (2,800)
Unrealized loss on investments                       (19)                     -
                                     -------------------    -------------------
Comprehensive loss                   $            (2,418)   $            (2,800)
                                     ===================    ===================

6.  Income Taxes

Through August 25, 1999, the Company's operations were included in the consolidated income tax returns filed by Trilogy and the two companies operated under a consolidated tax sharing agreement. Under such agreement, the Company would record a current income tax benefit amount equal to the income tax benefits generated by the Company and expected to be utilized by the consolidated tax group. For the three months ended March 31, 1999, the Company recorded an income tax benefit of $243,000 under such agreement. Effective August 26, 1999, the Company's operations ceased to be included in the consolidated tax return of Trilogy. Accordingly, from this date forward, the Company's income taxes will be computed on a stand-alone basis. Because of the uncertainties surrounding the future utilization of the Company's deferred tax assets, no income tax benefit was recorded for the three months ended March 31, 2000.

7.  Recent Accounting Pronouncements

The FASB recently issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, (the Interpretation). The Interpretation provides guidance related to the implementation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, the Company must prospectively account for the impact of those changes. The Company does not believe the full adoption of the Interpretation will have a material impact on the Company's financial condition or results of operations.

Effective December 15, 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition", With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and 98-4 extending the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has fully adopted SOP 98-9 effective January 1, 2000 and such adoption did not have a material impact on the Company's financial condition or results of operations for the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors, including the factors described under "Risk Factors That May Affect Results of Operations and Financial Condition" below. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof.

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

  We were established as a separate business unit within Trilogy in July 1993, and were incorporated in July 1994. We began to recognize revenue in April 1994, and have periodically released new products and enhancements to our existing products since that date. To date, industry participants such as Compaq, CompuCom Systems, CompUSA, CMP Media, Dell, GE Capital, Hewlett-Packard, Ingram Micro, IBM, Inktomi, EDS, Nortel Networks, Quantum, Scribona Computer Products, Tech Data and ZDNet, have adopted either our software applications, our content and related services, or both.

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

  We record cash advances and amounts billed in excess of revenue recognized as deferred revenue. Our deferred revenue balance on March 31, 2000 was $25.9 million. Approximately $24.3 million of this deferred revenue is expected to be recognized as revenue within the following 12 months, with the remaining amount expected to be recognized in later periods. The deferred revenue balance generally results from billings to and collections from customers in advance of delivery of products or performance of services. The timing and amount of cash advances from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period. Deferred revenue is not indicative of our entire contract backlog or future revenues.

  Statement of Position 97-2, "Software Revenue Recognition" was issued in October 1997 by the American Institute of Certified Public Accountants and amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". We adopted SOP 97-2 and SOP 98-4 effective January 1, 1998. Effective December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition', With Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 and 98-4, extending the deferral of the application of some passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We fully adopted SOP 98-9 effective January 1, 2000 and such adoption did not have a material impact on our financial condition or results of operations for the three months ended March 31, 2000.

  In connection with an intercompany license agreement with Trilogy, we are obligated to pay Trilogy royalties based on fees generated from perpetual license agreements, software maintenance and subscription-based licenses. Also, we have entered into agreements with Trilogy for administrative, operational and corporate support services, including some consulting, development, tax administration, payroll, payroll accounting, banking, corporate finance, recruiting and employee training services. In addition, from our inception through August 25, 1999, we were subject to a tax allocation agreement with Trilogy and were a member of the Trilogy consolidated tax group. Effective August 26, 1999, we became de-consolidated from the Trilogy consolidated tax group. See Note 6 of the Notes to Condensed Financial Statements included in
Item 1. "Financial Statements".

  Except for a small profit in 1995, we have incurred annual losses from operations since our inception in July 1993 to date, and we expect to continue to incur losses from operations on both a quarterly and an annual basis for the foreseeable future. We had an accumulated deficit of $21.7 million at March 31, 2000. Further, we intend to continue to increase our expenditures in the foreseeable future, primarily through continued investments to increase the number of personnel in our consulting, development, and sales departments. Historically we have experienced a lengthy cycle for sales of our products to resellers and longer sales cycles for sales of our products to manufacturers and distributors. Consequently, even if we achieve increased sales of our products and services as a result of our investments in our sales force, such increases likely will not be recognized in the quarter in which these investments are made.

  Because the market for our products has only recently emerged, and because of other factors described elsewhere in this Form 10-Q, we believe that our quarterly and annual revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of our future performance. In addition, although our revenues have increased in recent periods, there can be no assurance that our revenues will grow in future periods, that they will grow at past rates or that we will achieve profitability on a quarterly or annual basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve or sustain profitability in the future.

Results of Operations

Revenues

                                                                    For the Three Months
                                                                       Ended March 31,
                                                                    2000             1999      % Change
                                                          --------------------------------------------------
  Year-over-Year Growth
  Software and Subscriptions..............................         $ 6,905           $3,944       75%
  Content and Services....................................           8,404            3,716      126%
                                                                   -------           ------      ---
     Total Revenues.......................................         $15,309           $7,660      100%
                                                                   =======           ======      ===

  % of Revenues
  Software and Subscriptions..............................              45%              51%
  Content and Services....................................              55%              49%
                                                                   -------           ------
     Total Revenues.......................................             100%             100%
                                                                   =======           ======

  Total revenues increased 100% to $15.3 million for the three months ended March 31, 2000 from $7.7 million for the three months ended March 31, 1999. The overall increase in revenues is primarily attributable to an increase in our software and content customer base, resulting in higher software integration and customization fees.

  Software and Subscriptions. Software and subscriptions revenues increased 75% to $6.9 million for the three months ended March 31, 2000 from $3.9 million for the three months ended March 31, 1999. The increase in absolute dollars was due primarily to the expansion of our software solutions to our existing customers and to a lesser degree, an increase in our software customer base. Software and subscriptions revenues decreased as a percentage of total revenues for the three months ended March 31, 2000 primarily due to a higher relative increase in content and services revenues. During the quarter ended March 31, 2000, we did not add any significant new software customers to our customer base. Accordingly, the growth in our software revenues for the remainder of the year is likely to be lower than the growth levels historically achieved.

  Content and Services. Content and services revenues increased 126% to $8.4 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999. The increase in absolute dollars and as a percentage of total revenues for both periods was due primarily to additional software integration, customization and training fees, and to a lesser extent, higher content and hosting fees. These increases are attributable to new customer additions, including content only customers, as well as an increase in the level of services being provided to our existing software customer base. Due to this increased demand for content and services and the anticipated slower software revenue growth, we expect that content and services revenues will comprise a larger percentage of our total revenues for the foreseeable future.

Cost of Revenues and Gross Margins

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     2000             1999      % Change
                                                          --------------------------------------------------

                                                          --------------------------------------------------
  Year-over-Year Growth
  Software and Subscriptions..............................          $1,480           $1,201        23%
  Content and Services....................................           6,645            2,743       142%
                                                                    ------           ------       ---
     Total Cost of Revenues...............................          $8,125           $3,944       106%
                                                                    ======           ======       ===

  Gross Margin Percentages
  Software and Subscriptions..............................              79%              70%
  Content and Services....................................              21%              26%
                                                                    ------           ------
     Total Gross Margin...................................              47%              49%
                                                                    ======           ======

  Software and Subscriptions. Cost of software and subscriptions revenues consists primarily of royalties paid to Trilogy and the costs of providing maintenance and support for our software customers. Cost of software and subscriptions revenues increased 23% to $1.5 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. The increase was due primarily to an increase in customer support headcount and higher outsourced support costs.

  Software and subscriptions gross margin totaled 79% and 70% for the three months ended March 31, 2000 and 1999, respectively. The increase in gross margin for the three months ended March 31, 2000 was primarily due to economies realized in the software support organization.

  Content and Services. Cost of content and services revenues consists primarily of the cost of providing access, entry, update and maintenance services for our product content databases and the cost of in-house and contract personnel providing software integration, customization and training services. Cost of content and services revenues increased 142% to $6.6 million for the three months ended March 31, 2000 from $2.7 million for the three months March 31, 1999. The increase in cost of content and services revenues was primarily due to an increase in personnel and other costs associated with providing increased software integration, customization, training, and hosting services to our software customers, and increases in headcount and outsourced data entry costs within our content management group.

  Content and services gross margin totaled 21% and 26% for the three months ended March 31, 2000 and 1999, respectively. The decrease in gross margin for the three months ended March 31, 2000 was primarily due to increased personnel and other investments made in our content management group and higher recruiting costs associated with our software integration, customization and training organization.

Operating Expenses

Research and Development

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     2000             1999      % Change
                                                          --------------------------------------------------
  Year-over-Year Growth
  Research and development................................          $3,544           $1,231       188%

  % of Revenues                                                         23%              16%

  Research and development expenses consist primarily of the costs of in-house and contract personnel to support our product development efforts. Research and development expenses increased 188% to $3.5 million for the three months ended March 31, 2000 from approximately $1.2 million for the three months ended March 31, 1999. The increase in absolute dollars was primarily due to the increase in outsourced development costs and the increase in the number of internal
development personnel.   Research and development expenses represented 23% of
total revenues for the three months ended March 31, 2000 as compared to 16% for the three months ended March 31, 1999. The increase in research and development expenses as a percentage of total revenues was due to the fact that the research and development expenses outpaced the growth in revenues. Although quarterly expenditures may fluctuate, we believe that continued investment in research and development is critical to attaining our strategic objectives. Accordingly, we expect research and development expenditures to increase in future periods as we continue to increase the number of internal development personnel and use of outsourced development resources.

Selling and Marketing

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     2000             1999      % Change
                                                          --------------------------------------------------
  Year-over-Year Growth
  Selling and marketing...................................          $4,172           $3,975         5%

  % of Revenues                                                         27%              52%

  Selling and marketing expenses consist primarily of salaries and related benefits, outsourced personnel costs, and advertising, travel, tradeshow and public relations expenses. Selling and marketing expenses increased 5% to $4.2 million for the three months ended March 31, 2000 from approximately $4.0 million for the three months ended March 31, 1999. The increase in absolute dollars was primarily due to an increase in recruiting costs associated with hiring internal sales and marketing personnel. Overall, selling and marketing expenses decreased as a percentage of total revenues due to the high revenue growth achieved in the three months ended March 31, 2000 and due to the timing of certain marketing commitments and expenditures. Although quarterly expenditures may fluctuate, we believe that selling and marketing expenses will increase in absolute dollars over time as we continue to expand our sales and marketing organization.

General and Administrative

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     2000             1999      % Change
                                                          --------------------------------------------------
  Year-over-Year Growth
  General and administrative..............................          $2,789           $1,417         97%

  % of Revenues                                                         18%              18%

   General and administrative expenses consist primarily of personnel costs, recruiting and professional legal and accounting services. Additionally, management fees paid to Trilogy are also included in general and administrative expenses. General and administrative expenses increased 97% to $2.8 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The increase in absolute dollars was primarily due to increased costs associated with recruiting campaigns and an increase in administrative personnel. Although quarterly expenditures may fluctuate, we believe that general and administrative expenses will increase in absolute dollars in future periods as we continue to expand our personnel and infrastructure to support our growth.

Amortization of Deferred Stock and Stock Compensation Expense

  We record deferred stock compensation expense for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of these grants. This amount is amortized over the vesting periods of the underlying options. For the three months ended March 31, 2000 and 1999, such amortization totaled approximately $258,000 and $373,000, respectively.

Interest Income

  Interest income represents income earned on cash and cash equivalents and our short-term investments. Interest income increased to approximately $1,180,000 for the three months ended March 31, 2000 from approximately $237,000 for the three months ended March 31, 1999. The increase in interest income is due to the increase in our cash and cash equivalents and short-term investments as a result of our initial public offering in February 1999 and our secondary offering in December 1999.

Income Taxes

  From inception through August 25, 1999, we were included in the consolidated income tax returns of Trilogy. Through that date, we were also party to a tax sharing agreement with Trilogy. Effective August 26, 1999, we were no longer part of the consolidated tax group of Trilogy and, accordingly, began accounting for our income taxes on a stand-alone basis. Additionally, effective August 26, 1999, we were no longer subject to the intercompany tax sharing agreement with Trilogy on a prospective basis. See Note 6 of the Notes to Condensed Financial Statements included in Item 1. "Financial Statements".

Our effective tax rate was approximately 8% for the three months ended March 31, 1999, and no income tax benefit was recorded for the three months ended March 31, 2000. The income tax benefit recorded in 1999 reflects the benefit that we were able to realize under the consolidated tax sharing arrangement that was in place with Trilogy at that time.

Liquidity and Capital Resources

  As of March 31, 2000 we had approximately $78.1 million in cash and short-term investments. This amount was primarily generated from our initial public offering in February 1999, which raised approximately $47.2 million in net proceeds, and our secondary offering in December 1999, which raised approximately $25.1 million in net proceeds. We had a net increase in cash and cash equivalents of approximately $11.9 million from December 31, 1999 to March 31, 2000. However, cash and short-term investments decreased $3.4 million from December 31, 1999 to March 31, 2000.

  Net cash used by operations was $2.7 million and $2.0 million for the three months ended March 31, 2000 and 1999, respectively. Cash used by operations for the three months ended March 31, 2000 resulted primarily from decreases in deferred revenue, accrued liabilities and other assets, offset by an increase in accounts receivable and the intercompany payable. Cash used in operations for the three months ended March 31, 1999 resulted primarily from a net loss of $2.8 million and the payment of approximately $5.4 million to Trilogy to satisfy existing intercompany indebtedness, offset by increases in accrued liabilities and deferred revenue.

  Net cash provided by investing activities for the three months ended March 31, 2000 was $14.0 million and was a result of the net activity of the purchase and sale of short-term investments offset by the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 1999 related to the purchase of property and equipment.

  Net cash provided by financing activities was $615,000 and $47.4 million for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities for the three months ended March 31, 2000 was entirely attributable to proceeds received from the exercise of employee stock options. Net cash provided by financing activities for the three months ended March 31, 1999 was primarily a result of the initial public offering completed in February 1999.

  As of March 31, 2000, our principal sources of liquidity consisted of $66.0 million in cash and cash equivalents and $12.1 million in short-term investments. As of that date, our principal commitments consisted of obligations in connection with our operating leases. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with the anticipated growth in our operations, infrastructure and personnel over and beyond the next 12 months. We believe that our current cash and cash equivalents and short-term investments balances, supplemented by cash flows from our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We may be required to raise additional financing in order to satisfy our long-term liquidity requirements and there can be no assurance that financing will be available in amounts or on terms acceptable to our stockholders and us.


Risk Factors That May Affect Results of Operations and Financial Condition

Our future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this Quarterly Report on Form 10-Q or in other reports, press releases or other statements issued from time to time.


A majority of our revenues come from a few customers.

  Greater than 60% of our revenues came from our five largest customers in each of the last three fiscal years and in the three months ended March 31, 2000. In particular, one customer, Compaq, represented a significant portion of our total revenues during 1999 and in the three months ended March 31, 2000. If we lose and fail to replace any of our large customers, including Compaq, our financial results and stock price may be adversely affected. We plan to expand and diversify our customer base. However, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers.

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


The deployments of our products and services are long, which can delay the receipt of cash and the recognition of revenues

  The deployment of our products and services within a customer's organization often takes an extended period of time and requires us to work closely with the customer during the process. Some of our customers have experienced difficulties or delays in completing implementations of our products and services. In some cases, such delays have resulted in customer disputes and requests to renegotiate or cancel the related contracts. Any of these difficulties or delays could cause delays or non-receipt of the related cash, cause delays in revenue recognition, cause customers to reject our solutions or lead to the delay or non-receipt of future orders for our products and services.


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

  Our business depends on our ability to update and maintain an extensive database of technical and descriptive information on computer products. Inaccuracies in the data we maintain could expose us to liabilities and could result in termination of customer contracts.

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

  In each fiscal year since inception, we have incurred losses from operations, except for a small operating profit in 1995. At March 31, 2000, we had an accumulated deficit of $21.7 million. We expect operating losses to continue for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenues while controlling expense levels. Our future profitability and success, if any, will depend, among other factors, on our ability to maintain and expand relationships with computer industry participants and end users. Although our revenues have increased in recent periods, there can be no assurance that our revenues will grow in future periods or that we will achieve profitability on a quarterly or annual basis in the future. Even if we do achieve profitability in future fiscal periods, we cannot be sure that we would be able to sustain or increase profitability because of the dynamic nature of our business and the industry in which we compete.


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

  As of March 31, 2000, Trilogy owned approximately 62% of our outstanding common stock. This level of ownership provides Trilogy with the voting power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. For example, Trilogy can elect all of our directors, cause an amendment of our Certificate of Incorporation, Bylaws and other documents, and generally control the management of our business and affairs. In addition, the shares of Class B common stock held by Trilogy entitle Trilogy to eight votes per share, while each share of Class A common stock held by our other stockholders entitle the holders to only one vote per share. Accordingly, Trilogy may retain the ability to determine the outcome of matters submitted to a vote of our stockholders even if it holds less than a majority of our outstanding common stock. If Trilogy sells some or all of its pcOrder common stock to a third party, the third party may be able to control us in the manner that Trilogy is currently able to control us, including the election of all of the members of our board of directors. A sale by Trilogy to a third party may adversely affect our other stockholders, the trading price of our Class A common stock and our business.

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

  An agreement between us and Trilogy that prohibited Trilogy from competing with us expired on June 1, 1999. While Trilogy does not currently compete directly with us, Trilogy is free to do so. Direct competition with Trilogy could have an adverse effect on our business. Further, Trilogy has joint ownership rights in technology jointly developed by pcOrder and Trilogy during the term of our license arrangement with Trilogy and also has access to technology that we develop for the computer industry. Trilogy can utilize the technology in competition with us or license the technology to our competitors or potential customers, which could have an adverse effect on our business.


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

  Although we have had limited sales outside of the U.S. and Canada, we expect to increase our sales in international markets at some point in the future. To expand international sales, we must establish additional foreign operations, build strategic relationships and hire additional personnel. This expansion will require significant management attention and financial resources and could have an adverse effect on our business. In addition, we may be unable to maintain or increase international market demand for our products and services. Although our international sales are primarily denominated in U.S. dollars, we may incur an increasing percentage of obligations denominated in foreign currencies in the future. A change in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets and could otherwise adversely affect our ability to meet our foreign-currency-denominated obligations. Currently, we do not employ currency hedging strategies to reduce this risk. Our international business may be subject to additional risks, including the following:

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

  Our growth and new projects have placed significant demands on our management and other resources. Our revenues increased from $5.9 million in 1996 to $44.0 million in 1999. Our staff increased from one employee in June 1994 to 256 employees at March 31, 2000. This growth has resulted in, and can be expected to continue to require, substantial expansion of our infrastructure, including operating and financial systems and controls and the geographic scope of our operations and customers. Recent rapid growth has also resulted in new and increased responsibilities for management personnel. The growth has placed and, if it continues, is expected to continue to place, a significant strain on our management and operations. In addition, we have historically relied on Trilogy to provide some human resource, finance, recruiting, legal and other services. We are in the process of assuming responsibility for many of those services. If we are unable to develop the personnel and infrastructure necessary to manage an increased level of business and operations, our financial performance and stock price may be adversely affected.


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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes on our investment portfolio as well as changes in the value of our equity investment in e-commerce Industries, Inc. Such risks were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 1999 and did not materially change during the three months ended March 31, 2000.

PART II.   OTHER INFORMATION

Item  1.  Legal Proceedings

None

Item  2.  Changes in Securities

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

     (b)  Reports on Form 8-K:
          --------------------

          The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PCORDER.COM, INC.



Date:  May 15, 2000          /s/ Carleton K. Thompson
                             -------------------------------------------------
                                Name:  Carleton K. Thompson
                                Title: Vice-President and Principal Accounting
                                       Officer

                                EXHIBIT INDEX


    Exhibit
    Number                                  Exhibit Title
--------------     ----------------------------------------------------------


      27           Financial Data Schedule