Form 10-Q
period 2000-06-30
PCORDER COM INC
filed 2000-08-14
CIK 1068726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

As of August 9, 2000, there were 6,567,369 shares of the Registrant's Class A Common Stock outstanding and 10,316,620 shares of the Registrant's Class B Common Stock outstanding.

                                     INDEX
                               PCORDER.COM, INC.

                                                                        Page No.
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999                                                     3

         Condensed Statements of Operations for the Three Months Ended June
         30, 2000 and 1999 (unaudited) and for the Six Months Ended June
         30, 2000 and 1999 (unaudited)                                         4

         Condensed Statements of Cash Flows for the Six Months Ended June
         30, 2000 and 1999 (unaudited)                                         5

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           28

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28

Item 2.  Changes in Securities                                                28

Item 3.  Defaults Upon Senior Securities                                      28

Item 4.  Submission of Matters to a Vote of Securities Holders                28

Item 5.  Other Information                                                    28

Item 6.  Exhibits and Reports on Form 8-K                                     28

SIGNATURES                                                                    29

EXHIBIT INDEX                                                                 30

Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                               pcOrder.com, Inc.
                           Condensed Balance Sheets
                (In thousands, except share and per share data)

                                                                      June 30,      December 31,
                                                                       2000            1999
                                                                    -----------    -------------
                                                                    (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                        $  65,454       $  54,113
    Short-term investments                                               7,780          27,364
    Accounts receivable, net                                            10,210          16,427
    Prepaid expenses and other assets                                    1,725           1,030
                                                                     ---------       ---------
         Total current assets                                           85,169          98,934

    Property and equipment, net                                          3,686           3,592
    Other assets                                                         3,218           3,212
                                                                     ---------       ---------
               Total assets                                          $  92,073       $ 105,738
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   2,071       $   1,508
    Accrued liabilities                                                  6,425           8,814
    Payable to Trilogy, net                                              4,284           4,119
    Deferred revenue                                                    11,770          28,686
                                                                     ---------       ---------
         Total current liabilities                                      24,550          43,127

    Deferred revenue                                                    10,952           2,694

    Stockholders' equity:
         Common stock, par value $.01 per share  50,000,000 shares         169             166
            authorized; 16,871,629 and 16,623,497 issued and
            outstanding in 2000 and 1999, respectively
         Additional paid-in capital                                     81,148          80,401
         Deferred stock compensation                                      (860)         (1,350)
         Accumulated other comprehensive loss                              (28)             (1)
         Accumulated deficit                                           (23,858)        (19,299)
                                                                     ---------       ---------
            Total stockholders' equity                                  56,571          59,917
                                                                     ---------       ---------
               Total liabilities and stockholders' equity            $  92,073       $ 105,738
                                                                     =========       =========

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                      Condensed Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                          ------------------------    ------------------------
                                                             2000          1999          2000          1999
                                                          ----------    ----------    ----------    ----------
Revenues:
  Software and subscriptions                              $    7,158    $    4,288    $   14,063    $    8,232
  Content and services                                         8,217         4,620        16,621         8,336
                                                          ----------    ----------    ----------    ----------
     Total revenues                                           15,375         8,908        30,684        16,568

Cost of revenues:
  Software and subscriptions                                     945           821         2,153         1,696
  Software and subscriptions affiliated royalty fee              254           301           526           627
                                                          ----------    ----------    ----------    ----------
     Total software and subscriptions                          1,199         1,122         2,679         2,323
  Content and services                                         8,042         3,357        14,687         6,100
                                                          ----------    ----------    ----------    ----------
     Total cost of revenues                                    9,241         4,479        17,366         8,423

Gross profit:
  Software and subscriptions                                   5,959         3,166        11,384         5,909
  Content and services                                           175         1,263         1,934         2,236
                                                          ----------    ----------    ----------    ----------
     Total gross profit                                        6,134         4,429        13,318         8,145

Operating expenses:
  Research and development                                     4,132         1,537         7,676         2,768
  Selling and marketing                                        3,203         4,723         7,375         8,698
  General and administrative                                   1,992         1,386         4,781         2,803
  Amortization of deferred stock compensation                    213           321           471           694
                                                          ----------    ----------    ----------    ----------
     Total operating expenses                                  9,540         7,967        20,303        14,963

Operating loss                                                (3,406)       (3,538)       (6,985)       (6,818)

Interest income                                                1,246           604         2,426           841
                                                          ----------    ----------    ----------    ----------

Loss before income taxes                                      (2,160)       (2,934)       (4,559)       (5,977)

Income tax benefit                                                 -             -             -          (243)
                                                          ----------    ----------    ----------    ----------

Net loss                                                  $   (2,160)   $   (2,934)   $   (4,559)   $   (5,734)
                                                          ==========    ==========    ==========    ==========

Basic and diluted net loss per share                      $    (0.13)   $    (0.19)   $    (0.27)   $    (0.39)
                                                          ==========    ==========    ==========    ==========

Weighted average shares outstanding                           16,823        15,530        16,746        14,723
                                                          ==========    ==========    ==========    ==========

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                             Six Months Ended            Six Months Ended
                                                                               June 30, 2000               June 30, 1999
                                                                             ----------------            ----------------
Operating activities
Net loss                                                                     $        (4,559)            $        (5,734)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
   Depreciation                                                                         1,681                       1,069
   Amortization of deferred stock compensation                                            471                         694
   Changes in operating assets and liabilities:
       Accounts receivable, net                                                         6,217                     (16,235)
       Other assets                                                                      (900)                        305
       Accounts payable                                                                   563                         518
       Accrued liabilities                                                             (2,389)                      6,423
       Payable to Trilogy, net                                                            165                      (3,802)
       Deferred revenue                                                                (8,658)                     17,324
                                                                             ----------------            ----------------

Net cash provided by (used in) operating activities                                    (7,409)                        562

Investing activities
Purchases of short-term and long-term investments                                      (7,988)                     (3,484)
Sales of short-term and long-term investments                                          27,548                           -
Purchases of property and equipment                                                    (1,775)                     (1,285)
                                                                             ----------------            ----------------

Net cash provided by (used in) investing activities                                    17,785                      (4,769)

Financing activities
Proceeds from the issuance of common stock, net                                             -                      47,239
Proceeds from the exercise of stock options                                               965                         170
                                                                             ----------------            ----------------

Net cash provided by financing activities                                                 965                      47,409
                                                                             ----------------            ----------------

Increase in cash and cash equivalents                                                  11,341                      43,202

Cash and cash equivalents at beginning of period                                       54,113                       4,726
                                                                             ----------------            ----------------

Cash and cash equivalents at end of period                                   $         65,454            $         47,928
                                                                             ================            ================


                  See notes to condensed financial statements
                                 pcOrder, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.   Business

pcOrder.com, Inc., (the "Company") is a majority owned subsidiary of Trilogy Software, Inc. and its predecessor entities including Trilogy Development Group, Inc. ("parent" or "Trilogy"). The Company commenced operations as a separate business unit within Trilogy on July 1, 1993 and was incorporated as a separate entity on July 18, 1994. The Company primarily provides electronic commerce technology and tailored solutions to the manufacturers, distributors and resellers of computer products primarily in the United States. The Company's products include software applications and support for those applications. The software applications primarily consist of an integrated application suite that includes cataloging, quoting, pricing, availability, and product configuration. Content for these applications in the form of detailed product databases containing configuration, pricing, availability and specifications are also provided and updated by the Company. Customers can choose to have the Company host the software applications or install them at their site. In addition, the Company provides consulting services to help customers build and integrate electronic commerce capabilities to meet their specific needs.


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


3.   Related Party Transactions

The Company and Trilogy have entered into a number of agreements that govern the business activities between the two companies. Pursuant to such agreements, the Company is entitled to receive royalties from Trilogy for their use of certain software technologies ("Royalties due from Trilogy"). The Company is also required to pay royalties to Trilogy for the use of Trilogy's technology ("Royalties due to Trilogy") and to pay for management services provided by Trilogy ("Management fees due to Trilogy"). In addition to the aforementioned business arrangements, the Company has incurred costs associated with the utilization of Trilogy consulting and development personnel ("Personnel fees due to Trilogy").

The following table summarizes the activity for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                          June 30,
                                            ------------------------------    ------------------------------
                                                 2000            1999             2000             1999
                                            --------------   -------------    -------------    -------------
Royalties due from Trilogy                      $   60          $   -            $  268            $   -

Royalties due to Trilogy                           254            301               526              627
Management fees due to Trilogy                      25             65                51              130
Personnel fees due to Trilogy                    3,000              -             4,400                -

The Company periodically makes payments to satisfy the amounts due to Trilogy pursuant to the intercompany agreements discussed above. A payment of $7.0 million was made to Trilogy during the three months ended June 30, 2000 to satisfy a portion of the intercompany payable. As of June 30, 2000, the Company owed Trilogy approximately $4.3 million, which was comprised primarily of the royalty, management, and personnel fees discussed above.


4.  Net Loss per Share

For the three months ended June 30, 1999, common stock equivalents totaling 1,949,000 shares were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2000 and 1999, such amounts totaled approximately 805,000 and 1,879,000, respectively. There were no common stock equivalents for the three months ended June 30, 2000. The aforementioned shares were excluded from the diluted earnings per share calculations for the three months and six months ended June 30, 2000 and 1999, as they were anti-dilutive due to the Company's net losses for these periods. Accordingly, the diluted net loss per share amounts were the same as the basic net loss per share amounts for all periods presented.

5.  Comprehensive Income

The components of comprehensive loss for the periods presented in the accompanying statements of operations are as follows (in thousands):

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                          June 30,
                                            ------------------------------    ------------------------------
                                                 2000            1999             2000             1999
                                            --------------   -------------    -------------    -------------
Net Loss                                    $       (2,160)  $      (2,934)   $      (4,559)   $      (5,734)
Unrealized loss on investments                         (28)            (14)             (28)             (14)
                                            --------------   -------------    -------------    -------------
Comprehensive loss                          $       (2,188)  $      (2,948)   $      (4,587)   $      (5,748)
                                            ==============   =============    =============    =============


6.  Income Taxes

Through August 25, 1999, the Company's operations were included in the consolidated income tax returns filed by Trilogy and the two companies operated under a consolidated tax sharing agreement. Under such agreement, the Company would record a current income tax benefit amount equal to the income tax benefits generated by the Company and expected to be utilized by the consolidated tax group. For the six months ended June 30, 1999, the Company recorded an income tax benefit of $243,000 under such agreement. Effective August 26, 1999, the Company's operations ceased to be included in the consolidated tax return of Trilogy. Accordingly, from that date forward, the Company's income taxes have been computed on a stand-alone basis. Because of the uncertainties surrounding the future utilization of the Company's deferred tax attributes, a full valuation allowance has been recorded resulting in no income tax benefit for the three months and six months ended June 30, 2000.

7.  Recent Accounting Pronouncements

The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (the Interpretation). The Interpretation provides guidance related to the implementation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, the Company must prospectively account for the impact of those changes. The Company does not believe the full adoption of the Interpretation will have a material impact on the Company's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We believe our current revenue recognition policies and practices are materially consistent with this statement. However, full implementation guidelines for this standard have not yet been issued. Once available, our current revenue accounting practices may need to change and such changes could materially adversely affect our future revenue and earnings.

Effective December 15, 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and 98-4 extending the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999 and the company has fully adopted SOP 98-9 effective January 1, 2000. Such adoption did not have a material impact on the Company's financial condition or results of operations for the three months and six months ended June 30, 2000.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for our financial statements for the year ending December 31, 2001. We do not believe that this statement will have a material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance, including statements regarding our expectations for future revenues and losses, are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors, including the factors described under "Risk Factors That May Affect Results of Operations and Financial Condition" below. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof.

Overview

  pcOrder is a provider of business-to-business software applications, content and related services that are designed to enable the computer industry's suppliers, resellers and end users to buy and sell products online. Our tailored solutions are designed to enable computer industry participants to take advantage of the increasing adoption of e-commerce to automate sales and distribution functions such as product search, comparison, configuration, quoting, pricing, financing, ordering and reseller selection. Our solutions are designed to enable our customers to lower their cost of sales and marketing, reduce inventory levels, and more efficiently interact with their business partners and customers.

  We were established as a separate business unit within Trilogy in July 1993, and were incorporated in July 1994. We began to recognize revenue in April 1994, and have periodically released new products and enhancements to our existing products since that date. To date, industry participants such as Compaq, CompuCom Systems, CompUSA, CMP Media, GE Capital, Hewlett-Packard, Ingram Micro, IBM, Inktomi, Nortel Networks, Quantum, Scribona Computer Products, and Tech Data have adopted either our software applications, our content and related services, or both. Except for a small profit in 1995, we have incurred annual losses from operations since our inception, and we expect to continue to incur losses from operations on both a quarterly and an annual basis for the foreseeable future. As of June 30, 2000, our accumulated deficit totaled $23.9 million.

  During the last six months, we did not acquire any significant new software customers. The lack of new software bookings during the six months ended June 30, 2000 was primarily due to the utilization of our internal resources to increase the level of customer satisfaction in certain of our existing strategic accounts. We are currently taking several steps to increase our future software bookings, including refocusing our efforts on large enterprise software deals with leading technology players, developing enterprise software solutions that take advantage of the growing demand for transactive content management tools, and increasing the technical capability of our sales force to better align deliverables with our customers' needs and expectations. However, we do not expect these efforts to have an immediate positive impact on our revenues given the historically long sales cycles associated with our solutions.

  We currently expect that the lack of new software customer acquisitions during the first half of this year, coupled with a lower utilization of our software solutions by certain existing customers, will result in a reduction of approximately 15-20% in our revenues during the second half of this year when compared to the revenues achieved in the first half of this year. While we are taking steps to reduce our related cost of sales and operating expenses to offset the decline in revenues during this period of time, we currently expect our net loss and loss per share amounts to increase during the second half of this year.

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

  Revenue from perpetual licenses and software subscriptions is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is considered probable. In the case of perpetual licenses, revenue is recognized immediately upon achievement of the above criteria. In the case of subscriptions, which represent the majority of our contracts, revenue recognition commences upon achievement of the above criteria, and is generally recognized over the life of the arrangement. Subscriptions also must be renewed for continued license access and services beyond the initial contract period. Software maintenance fees relating to perpetual licenses are recognized over the term of the applicable maintenance agreement. Content fees are generally recognized over the applicable service period, which generally commences upon the initial delivery of the content to the customer.

  Time and materials service fees are recognized as the services are performed and collection is deemed probable. We recognize revenue on fixed-price service arrangements upon the completion of specific contractual events, or based on an estimated percentage of completion as work progresses.

  We record cash advances and amounts billed in excess of revenue recognized as deferred revenue. Our deferred revenue balance on June 30, 2000 was $22.7 million. Approximately $11.8 million of this deferred revenue is expected to be recognized as revenue within the following 12 months, with the remaining amount expected to be recognized in later periods. The deferred revenue balance generally results from billings to and collections from customers in advance of delivery of products or performance of services. The timing and amount of cash advances from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period. Deferred revenue is not indicative of our entire contract backlog or future revenues.

  In connection with an intercompany license agreement with Trilogy, we are obligated to pay Trilogy royalties based on fees generated from perpetual license agreements, software maintenance and subscription-based licenses. Also, we have entered into agreements with Trilogy for administrative, operational and corporate support services, including some consulting, development, tax administration, banking, corporate finance, recruiting and employee training services. In addition, from our inception through August 25, 1999, we were subject to a tax allocation agreement with Trilogy and were a member of the Trilogy consolidated tax group. Effective August 26, 1999, we became de-consolidated from the Trilogy consolidated tax group. See Note 6 of the Notes to Condensed Financial Statements included in Item 1. ''Financial Statements".

  Because the market for our products has only recently emerged, and because of other factors described elsewhere in this Form 10-Q, we believe that our quarterly and annual revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of our future performance. We currently expect that our revenues for the second half of this year will decline when compared to the revenues achieved for the first half of this year. There can be no assurance that our revenues will grow in future periods or that we will achieve profitability on a quarterly or annual basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve or sustain profitability in the future.


Results of Operations



Revenues

                                           For the Three Months Ended                    For the Six Months Ended
                                                    June 30,                                      June 30,
                                     --------------------------------------        ------------------------------------
                                          2000         1999      % Change              2000         1999      % Change
                                     --------------------------------------        ------------------------------------
  Year-over-Year Growth
  Software and Subscriptions.......     $ 7,158       $4,288          67%            $14,063       $ 8,232          71%
  Content and Services.............       8,217        4,620          78%             16,621         8,336          99%
                                        -------       ------      ------             -------       -------      ------
     Total Revenues................     $15,375       $8,908          73%            $30,684       $16,568          85%
                                        =======       ======      ======             =======       =======      ======

  % of Revenues
  Software and Subscriptions.......          47%          48%                             46%           50%
  Content and Services.............          53%          52%                             54%           50%
                                        -------       ------                         -------       -------
     Total Revenues................         100%         100%                            100%          100%
                                        =======       ======                         =======       =======


  Software and Subscriptions. The increase in absolute dollars was due primarily to the expansion of our software solutions to our existing customers during the second half of 1999, and to a lesser degree, an increase in our software customer base during the same period of time. Software and subscriptions revenues decreased as a percentage of total revenues primarily due to a higher relative increase in content and services revenues. During the six months ended June 30, 2000, we did not acquire any new significant software customers. We currently expect that the lack of new software customer acquisitions during the first half of this year, coupled with a lower utilization of our software solutions by certain existing customers, will result in a reduction of approximately 15-20% in our revenues during the second half of this year when compared to the revenues achieved in the first half of this year.

  Content and Services. The increase in absolute dollars and as a percentage of total revenues for both periods was due primarily to additional software integration, customization and training fees.

Such increase was attributable to new customer additions during this period of time, including content only customers, as well as an increase in the level of services being provided to our existing software customer base. Due to the lack of new software customer acquisitions and lower utilization of our software by certain existing customers, as previously discussed, we anticipate a decline in our content and services revenues over the remainder of this year consistent with the decline in our software and subscriptions revenues.

Cost of Revenues and Gross Margins

                                           For the Three Months Ended                    For the Six Months Ended
                                                    June 30,                                      June 30,
                                     --------------------------------------        ------------------------------------
                                          2000         1999      % Change              2000         1999      % Change
                                     --------------------------------------        ------------------------------------
  Year-over-Year Growth
  Software and Subscriptions.......     $ 1,199       $ 1,122           7%           $ 2,679      $ 2,323          15%
  Content and Services.............       8,042         3,357         140%            14,687        6,100         141%
                                        -------       -------      ------            -------      -------      ------
     Total Cost of Revenues........     $ 9,241       $ 4,479         106%           $17,366      $ 8,423         106%
                                        =======       =======      ======            =======      =======      ======

  Gross Margin Percentages
  Software and Subscriptions.......          83%           74%                            81%          72%
  Content and Services.............           2%           27%                            12%          27%
                                        -------       -------                        -------      -------
     Total Gross Margin............          40%           50%                            43%          49%
                                        =======       =======                        =======      =======


  Software and Subscriptions. Cost of software and subscriptions revenues consists primarily of royalties paid to Trilogy and the costs of providing maintenance and support for our software customers. The absolute dollar increase in both periods was due primarily to an increase in customer support headcount and higher outsourced support costs.

  Software and subscriptions gross margins increased in both periods due to economies realized in the software support organization, primarily related to increased utilization of our customer support personnel.

  Content and Services. Cost of content and services revenues consists primarily of the cost of providing access, entry, update and maintenance services for our product content databases and the cost of in-house and contract personnel providing software integration, customization and training services. The increase in cost of content and services revenues in both periods was primarily due to an increase in the number of personnel and other costs associated with providing increased software integration, customization, training, and hosting services to our software customers. Additionally, increased headcount and outsourced data entry costs associated with our content management organization also contributed to the increase.

  Content and services gross margins decreased in both periods primarily due to investments made in certain of our strategic customer accounts during the three months ended June 30, 2000 in order to address certain customer satisfaction issues. Such investments were primarily made by providing discounted consulting services to those customers. Furthermore, content and services gross margins for both periods were negatively impacted by increased personnel and other investments made in our content management group and higher outsourced service costs associated with our software integration, customization and training organization.

Operating Expenses

Research and Development

                                           For the Three Months Ended                    For the Six Months Ended
                                                    June 30,                                      June 30,
                                     --------------------------------------        ------------------------------------
                                          2000        1999       % Change              2000        1999       % Change
                                     --------------------------------------        ------------------------------------
  Year-over-Year Growth
  Research and development.........      $4,132       $1,537         169%             $7,676        $2,768        177%

  % of Revenues....................          27%          17%                             25%           17%

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

Selling and Marketing

                                           For the Three Months Ended                    For the Six Months Ended
                                                    June 30,                                      June 30,
                                     --------------------------------------        ------------------------------------
                                          2000        1999       % Change              2000        1999       % Change
                                     --------------------------------------        ------------------------------------
  Year-over-Year Growth
  Research and development.........      $3,203       $4,723        (32)%             $7,375        $8,698       (15)%

  % of Revenues....................          21%          53%                             24%           52%

  Selling and marketing expenses consist primarily of salaries and related benefits, outsourced personnel costs, and advertising, travel, tradeshow and public relations expenses. Selling and marketing expenses decreased in absolute dollars and as a percentage of sales in both periods primarily due to a reduction in selling and marketing personnel, lower sales commissions, and lower marketing campaign expenditures.

General and Administrative

                                           For the Three Months Ended                    For the Six Months Ended
                                                    June 30,                                      June 30,
                                     --------------------------------------        ------------------------------------
                                          2000        1999       % Change              2000        1999       % Change
                                     --------------------------------------        ------------------------------------
  Year-over-Year Growth
  Research and development.........      $1,992       $1,386          44%             $4,781        $2,803         71%

  % of Revenues....................          13%          16%                             16%           17%

   General and administrative expenses consist primarily of personnel costs, recruiting and professional legal and accounting services. Additionally, management fees paid to Trilogy are also included in general and administrative expenses. General and administrative expenses increased during the three-month period ended June 30, 2000 primarily due to higher costs associated with an increase in the number of administrative personnel. For the six-month period ended June 30, 2000, the increase in costs was primarily attributable to an increase in recruiting campaigns and, to a lesser extent, an increase in the number of administrative personnel.

Amortization of Deferred Stock Compensation

  We record deferred stock compensation expense for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of these grants. This amount is amortized over the vesting periods of the underlying options. For the three months ended June 30, 2000 and 1999, such amortization totaled approximately $213,000 and $321,000, respectively. For the six months ended June 30, 2000 and 1999, deferred stock compensation amortization totaled approximately $471,000 and $694,000, respectively.

Interest Income

  Interest income represents income earned on cash and cash equivalents and our short and long-term investments. Interest income increased to approximately $1,246,000 for the three months ended June 30, 2000 from approximately $604,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, interest income totaled $2,426,000 and $841,000, respectively. The increase in interest income in both periods is due to the increase in our cash and cash equivalents and short-term investments as a result of our initial public offering in February 1999 and our secondary offering in December 1999.

Income Taxes

  From inception through August 25, 1999, we were included in the consolidated income tax returns of Trilogy. Through that date, we were also party to a tax sharing agreement with Trilogy. Effective August 26, 1999, we were no longer part of the consolidated tax group of Trilogy and, accordingly, began accounting for our income taxes on a stand-alone basis. Additionally, effective August 26, 1999, we were no longer subject to the intercompany tax sharing agreement with Trilogy on a prospective basis. See Note 6 of the Notes to Condensed Financial Statements included in Item 1. ''Financial Statements".

  No income tax benefit was recorded for the three months and six months ended June 30, 2000. The income tax benefit recorded in 1999 reflects the benefit that we were able to realize under the consolidated tax sharing arrangement that was in place with Trilogy at that time.

Liquidity and Capital Resources

  As of June 30, 2000 we had approximately $73.2 million in cash and short-term investments. This amount was primarily generated from our initial public offering in February 1999, which raised approximately $47.2 million in net proceeds, and our secondary offering in December 1999, which raised an additional $25.1 million in net proceeds. For the six months ended June 30, 2000, cash and cash equivalents increased approximately $11.3 million. However, when combined with short-term investments, we had a net decrease of $8.2 million for the six months ended June 30, 2000.

  Net cash used by operations was $7.4 million for the six months ended June 30, 2000; net cash provided by operations totaled $0.6 million for the six months ended June 30, 1999. Cash used by operations for the six months ended June 30, 2000 resulted primarily from decreases in deferred revenue and accrued liabilities, offset by a decrease in accounts receivable. The company also paid $7.0 million to Trilogy during the six months ended June 30, 2000 to reduce the intercompany payable. Cash provided by operations for the six months ended June 30, 1999 resulted primarily from an increase in deferred revenue, accrued liabilities, and, to a lesser extent, non-cash expenses, partially offset by an increase in accounts receivable and a reduction in the payable to Trilogy.

  Net cash provided by investing activities for the six months ended June 30, 2000 was $17.8 million and was a result of the net activity of purchases and sales of short-term and long-term investments, offset by the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 1999 was $4.8 million and related to the purchase of short-term and long-term investments and to the purchase of property and equipment.

  Net cash provided by financing activities was $1.0 million and $47.4 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 2000 was entirely attributable to proceeds received from the exercise of employee stock options. Net cash provided by financing activities for the six months ended June 30, 1999 was primarily a result of the initial public offering completed in February 1999.

  As of June 30, 2000, our principal sources of liquidity consisted of $65.5 million in cash and cash equivalents and $7.8 million in short-term investments. As of that date, our principal commitments consisted of obligations in connection with our operating leases. We believe that our current cash and cash equivalents and short-term investments balances, supplemented by cash flows from our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We may be required to raise additional financing in order to satisfy our long-term liquidity requirements and there can be no assurance that financing will be available in amounts or on terms acceptable to our stockholders and us.


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

We currently expect our revenues to decline and losses to increase in the near term.

  We did not acquire any new significant software customers in the first half of 2000 and we currently expect our revenues to decline in the second half of 2000 compared to revenues in the first half of 2000. We are implementing measures aimed towards increasing software bookings and revenues in the future; however, we face significant risks in increasing our revenue base as described in the paragraphs below. If the measures we are taking are not successful, revenues may continue to decline in periods beyond 2000.

   In each fiscal year since inception, we have incurred losses from operations, except for a small operating profit in 1995. At June 30, 2000, we had an accumulated deficit of $23.9 million. Given our expected decline in revenues in the second half of 2000, we are taking steps to reduce expenses. However, we currently expect our losses to increase during that period. If we are not successful in our efforts to grow revenues profitably, losses may continue to increase in future periods.


A majority of our revenues come from a few customers.

  Greater than 60% of our revenues came from our five largest customers in each of the last three fiscal years and greater than 70% of our revenues were generated by our five largest customers in the six months ended June 30, 2000. In particular, one customer, Compaq, represented a significant portion of our total revenues during 1999 and in the six months ended June 30, 2000. If we lose and fail to replace any of our large customers, including Compaq, our financial results and stock price may be adversely affected. We plan to expand and diversify our customer base. However, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers.

  The volume of business with specific customers is likely to vary from year to year, and a major customer in one year may not procure software, content or services from us in a subsequent year. Our future growth is dependent in part on our ability to renew existing contracts on terms favorable to us, as well as our ability to penetrate further our existing customer accounts with additional products and services. A decrease in business from one or more of our major customers could have a material adverse effect on our financial results and stock price. We currently expect a decrease in utilization of our software from certain existing customers, which is expected to contribute to the decline in revenues in the second half of 2000.


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

  The market for e-commerce solutions is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete and unmarketable. Our success will depend on our ability to enhance our existing products. Our success will also depend on our ability to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and that address increasingly sophisticated customer requirements. Our business would be adversely affected if we were to experience difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:

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

  If a significant number of computer industry participants do not adopt our solutions, or if we fail to retain or fail to further penetrate our existing customer accounts, we may not achieve the critical mass of users necessary to enable the success of our solutions and services. We must attract a significant number of manufacturers and channel partners from the computer industry and expand our existing relationships. In particular, a fundamental element of our business strategy is to enter into contractual relationships with manufacturers and distributors that enable us to derive increasing revenues from those customers to the extent that our e-commerce solutions are more broadly adopted by market participants. To date, we have not achieved broad market acceptance of our solutions. If we are not successful in achieving broad market acceptance of our third-party e-commerce products and services or in achieving significant market share, our financial results and stock price may be adversely affected.

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

  As of June 30, 2000, Trilogy owned approximately 61% of our outstanding common stock. This level of ownership provides Trilogy with the voting power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. For example, Trilogy can elect all of our directors, cause an amendment of our Certificate of Incorporation, Bylaws and other documents, and generally control the management of our business and affairs. In addition, the shares of Class B common stock held by Trilogy entitle Trilogy to eight votes per share, while each share of Class A common stock held by our other stockholders entitle the holders to only one vote per share. Accordingly, Trilogy may retain the ability to determine the outcome of matters submitted to a vote of our stockholders even if it holds less than a majority of our outstanding common stock. If Trilogy sells some or all of its pcOrder common stock to a third party, the third party may be able to control us in the manner that Trilogy is currently able to control us, including the election of all of the members of our board of directors. A sale by Trilogy to a third party may adversely affect our other stockholders, the trading price of our Class A common stock and our business.

  Similarly, Trilogy can prevent, delay or cause a change in control of pcOrder. If Trilogy transfers a controlling interest in pcOrder, our other stockholders may not be able to participate in the transaction or realize any premium for their shares of common stock. Trilogy can also take other actions that might be favorable to Trilogy but not necessarily favorable to our other stockholders.

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

  In addition, geographic distances may make the integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. As of the date of this report, we have no present understandings, commitments or agreements for any material investment or acquisition.


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


Our failure to enhance our organizational structure could impair our business.

  Our past growth has placed significant demands on our management and other resources. Our revenues increased from $5.9 million in 1996 to $44.0 million in 1999. Our staff increased from one employee in June 1994 to 257 employees at June 30, 2000. This growth has resulted in substantial expansion of our infrastructure, including operating and financial systems and controls and the geographic scope of our operations and customers, as well as new and increased responsibilities for management personnel. The growth has placed a significant strain on our management and operations. In addition, we have historically relied on Trilogy to provide some human resource, finance, recruiting, legal and other services. We are in the process of assuming responsibility for many of those services. If we are unable to develop the necessary personnel and infrastructure to manage our business and operations, our financial performance and stock price may be adversely affected.


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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes on our investment portfolio as well as changes in the value of our equity investment in e-commerce Industries, Inc. Such risks were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 1999 and did not materially change during the three months or six months ended June 30, 2000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities

The Company's registration statement (Registration No. 333-62985) under the Securities Act of 1933, as amended, for its initial public offering became effective on February 26, 1999. Offering proceeds, net of aggregate expenses to the Company of approximately $2.2 million, were approximately $47.2 million. The Company has and will continue to use the proceeds to help fund its working capital requirements, as needed.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          ---------

          The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

     (b)  Reports on Form 8-K:
          --------------------

          The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PCORDER.COM, INC.



Date:  August 11, 2000       /s/ CARLETON K. THOMPSON
                             --------------------------------------------
                                    Name:  Carleton K. Thompson
                                    Title: Vice-President of Finance
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit
   Number                         Exhibit Title
--------------     ---------------------------------------------

     27            Financial Data Schedule