Form 10-Q
period 2000-09-30
PCORDER COM INC
filed 2000-11-06
CIK 1068726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of October 21, 2000, there were 6,237,565 shares of the Registrant's Class A Common Stock outstanding, excluding 390,000 shares held in treasury, and 10,316,620 shares of the Registrant's Class B Common Stock outstanding.

                                     INDEX
                               PCORDER.COM, INC.

                                                                                                   Page No.

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets as of September 30, 2000 (unaudited) and                         3
             December 31, 1999

             Condensed Statements of Operations for the Three Months Ended                             4
             September 30, 2000 and 1999 (unaudited) and for the Nine Months
             Ended September 30, 2000 and 1999 (unaudited)

             Condensed Statements of Cash Flows for the Nine Months Ended                              5
             September 30, 2000 and 1999 (unaudited)

             Notes to Condensed Financial Statements (unaudited)                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and                          11
             Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                               32

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                        32

Item 2.      Changes in Securities                                                                    33

Item 3.      Defaults Upon Senior Securities                                                          33

Item 4.      Submission of Matters to a Vote of Securities Holders                                    33

Item 5.      Other Information                                                                        34

Item 6.      Exhibits and Reports on Form 8-K                                                         34

SIGNATURES                                                                                            35

EXHIBIT INDEX                                                                                         36


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


                               pcOrder.com, Inc.
                            Condensed Balance Sheets
                (In thousands, except share and per share data)

                                                                            September 30,                 December 31,
                                                                                2000                         1999
                                                                         -------------------          -------------------
                                                                             (Unaudited)
ASSETS

Current assets:
         Cash and cash equivalents                                            $ 69,135                     $ 54,113
         Short-term investments                                                  8,852                       27,364
         Accounts receivable, net                                                7,193                       16,427
         Prepaid expenses and other assets                                       1,561                        1,030
                                                                              --------                     --------
              Total current assets                                              86,741                       98,934

Property and equipment, net                                                      2,870                        3,592
Other assets                                                                     3,218                        3,212
                                                                              --------                     --------
                 Total assets                                                 $ 92,829                     $105,738
                                                                              ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                      $  1,180                     $  1,508
        Accrued liabilities                                                      4,091                        8,814
        Payable to Trilogy, net                                                  5,322                        4,119
        Deferred revenue                                                        21,555                       28,686
                                                                              --------                     --------
            Total current liabilities                                           32,148                       43,127

Deferred revenue                                                                 6,272                        2,694

Stockholders' equity:
  Common stock, par value $.01 per share - 50,000,000 shares authorized; 16,931,560 issued and 16,541,560 outstanding as of
   September 30, 2000;  16,623,497 issued and outstanding as of
   December 31, 1999                                                               169                          166
     Additional paid-in capital                                                 81,293                       80,401
     Deferred stock compensation                                                  (653)                      (1,350)
     Accumulated other comprehensive loss                                           (3)                          (1)
     Accumulated deficit                                                       (24,104)                     (19,299)
     Less cost of common stock held in treasury, 390,000 shares in
      2000 and no shares in 1999                                                (2,293)                           -
                                                                              --------                     --------
          Total stockholders' equity                                            54,409                       59,917
                                                                              --------                     --------
               Total liabilities and stockholders' equity                     $ 92,829                     $105,738
                                                                              ========                     ========

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                       Condensed Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                 ------------------------------------------------------
                                                    2000          1999           2000           1999
                                                  ---------      ---------      ---------      ---------
Revenues:
  Software and subscriptions                        $ 6,912       $ 6,257        $20,975        $14,489
  Content and services                                6,540         6,800         23,161         15,136
                                                    -------       -------        -------        -------
     Total revenues                                  13,452        13,057         44,136         29,625

Cost of revenues:
  Software and subscriptions                            834           989          2,987          2,685
  Software and subscriptions - affiliated
   royalty fee                                          364           398            890          1,025
                                                    -------       -------        -------        -------
     Total software and subscriptions                 1,198         1,387          3,877          3,710
  Content and services                                5,953         5,066         20,640         11,166
                                                    -------       -------        -------        -------
     Total cost of revenues                           7,151         6,453         24,517         14,876

Gross profit:
  Software and subscriptions                          5,714         4,870         17,098         10,779
  Content and services                                  587         1,734          2,521          3,970
                                                    -------       -------        -------        -------
     Total gross profit                               6,301         6,604         19,619         14,749

Operating expenses:
  Research and development                            3,754         1,959         11,430          4,727
  Selling and marketing                               1,967         4,388          9,342         13,086
  General and administrative                          1,839         1,503          6,620          4,306
  Amortization of deferred stock compensation           174           259            645            953
                                                    -------       -------        -------        -------
     Total operating expenses                         7,734         8,109         28,037         23,072

Operating loss                                       (1,433)       (1,505)        (8,418)        (8,323)

Interest income                                       1,187           764          3,613          1,605
                                                    -------       -------        -------        -------
Loss before income taxes                               (246)         (741)        (4,805)        (6,718)

Income tax benefit                                        -             -              -           (243)
                                                    -------       -------        -------        -------
Net loss                                            $  (246)      $  (741)       $(4,805)       $(6,475)
                                                    =======       =======        =======        =======

Basic and diluted net loss per share                 $(0.01)       $(0.05)        $(0.29)        $(0.43)
                                                    =======       =======        =======        =======

Weighted average shares outstanding                  16,714        15,602         16,735         15,019
                                                    =======       =======        =======        =======

                  See notes to condensed financial statements
                               pcOrder.com, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                           Nine Months Ended           Nine Months Ended
                                                                          September 30, 2000          September 30, 1999
                                                                          ------------------          ------------------
Operating activities
Net loss                                                                         $(4,805)                   $(6,475)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
   Depreciation                                                                     2,517                      1,660
   Amortization of deferred stock  compensation                                       645                        953
   Changes in operating assets and liabilities:
       Accounts receivable, net                                                     9,234                     (5,765)
       Other assets                                                                  (736)                        20
       Accounts payable                                                              (328)                     1,221
       Accrued liabilities                                                         (4,723)                     5,583
       Payable to Trilogy, net                                                      1,203                       (514)
       Deferred revenue                                                            (3,553)                    15,876
                                                                                 --------                   --------

Net cash provided by (used in) operating activities                                  (546)                    12,559

Investing activities
Purchases of short-term and long-term investments                                  (9,026)                   (21,277)
Sales of short-term and long-term investments                                      27,538                      2,737
Purchases of property and equipment                                                (1,795)                    (2,451)
                                                                                 --------                   --------

Net cash provided by (used in) investing activities                                16,717                    (20,991)

Financing activities
Proceeds from the issuance of common stock, net                                         -                     47,239
Purchase of treasury shares                                                        (2,293)                         -
Proceeds from the exercise of stock options                                         1,144                      1,047
                                                                                 --------                   --------

Net cash provided by (used in) financing activities                                (1,149)                    48,286
                                                                                 --------                   --------

Increase in cash and cash equivalents                                              15,022                     39,854

Cash and cash equivalents at beginning of period                                   54,113                      4,726
                                                                                 --------                   --------

Cash and cash equivalents at end of period                                       $ 69,135                   $ 44,580
                                                                                 ========                   ========

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


2.  Basis of Presentation

The unaudited interim financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended December 31, 1999, which can be found in the Company's Annual Report on Form 10-
K. The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.  Related Party Transactions

The Company and Trilogy have entered into a number of agreements that govern the business activities between the two companies. Pursuant to such agreements, the Company is entitled to receive royalties from Trilogy for their use of certain software technologies ("Royalties due from Trilogy") and consulting revenue from services rendered to Trilogy ("Consulting Revenue due from Trilogy"). The Company is also required to pay royalties to Trilogy for the use of Trilogy's technology ("Royalties due to Trilogy") and management services ("Management fees due to Trilogy"). In addition to the aforementioned business arrangements, the Company has incurred costs associated with the utilization of Trilogy consulting and development personnel ("Personnel fees due to Trilogy").

The following table summarizes the activity for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                    ------------------     ------------------
                                     2000        1999        2000      1999
                                    ------      ------     -------    -------
Royalties due from Trilogy            $  259    $    -      $  528     $    -
Consulting Revenue due from Trilogy    1,153         -       1,349          -

Royalties due to Trilogy                 364       398         890      1,000
Management fees due to Trilogy            20        65          71        194
Personnel fees due to Trilogy          1,900     1,200       6,300      1,400

As of September 30, 2000, the Company owed Trilogy approximately $5.3 million, which was comprised primarily of the royalty, management, and personnel fees discussed above.

On October 25, 2000, pcOrder entered into a merger agreement with Trilogy providing for the acquisition of all of the outstanding Class A common stock of pcOrder at $6.375 per share. Under the terms of the merger agreement, on November 6, 2000, Trilogy is commencing a cash tender offer for any and all outstanding shares of pcOrder Class A common stock, at a price of $6.375 per share. Following the tender offer, a subsidiary of Trilogy will merge with pcOrder and any remaining shares of Class A common stock of pcOrder will be converted into the right to receive $6.375 per share in cash. See Note 9 - Subsequent Events.


4.  Net Loss per Share

For the three months ended September 30, 1999, common stock equivalents totaling 1,689,621 shares were excluded from the diluted earnings per share calculation. There were no common stock equivalents for the three months ended September 30, 2000. For the nine months ended September 30, 2000 and 1999, such amounts totaled approximately 983,000 and 1,703,680, respectively. The aforementioned shares were excluded from the diluted earnings per share calculations for the three months and nine months ended September 30, 2000 and 1999, as they were anti-dilutive due to the Company's net losses for these periods. Accordingly, the diluted net loss per share amounts were the same as the basic net loss per share amounts for all periods presented.


5.  Comprehensive Income

The components of comprehensive gain (loss) for the periods presented in the accompanying statements of operations are as follows (in thousands):

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                    ------------------     ------------------
                                     2000        1999        2000      1999
                                    ------      ------     -------    -------
Net Loss                           $(246)       $(741)     $(4,805)    $(6,475)
Unrealized gain (loss) on             25           18           (2)          4
 investments                       -----        -----      -------     -------
Comprehensive loss                 $(221)       $(723)     $(4,807)    $(6,471)
                                   =====        =====      =======     =======

6.  Income Taxes

Through August 25, 1999, the Company's operations were included in the consolidated income tax returns filed by Trilogy and the two companies operated under a consolidated tax sharing agreement. Under such agreement, the Company would record a current income tax benefit amount equal to the income tax benefits generated by the Company and expected to be utilized by the consolidated tax group. For the nine months ended September 30, 1999, the Company recorded an income tax benefit of $243,000 under such agreement. Effective August 26, 1999, the Company's operations ceased to be included in the consolidated tax return of Trilogy. Accordingly, from that date forward, the Company's income taxes have been computed on a stand-alone basis. Because of the uncertainties surrounding the future utilization of the Company's deferred tax attributes, a full valuation allowance has been recorded resulting in no income tax benefit for the three months and nine months ended September 30, 2000.


7.  Recent Accounting Pronouncements

The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (the Interpretation). The Interpretation provides guidance related to the implementation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, the Company must prospectively account for the impact of those changes. The full adoption of the Interpretation did not have a material impact on the Company's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We believe our current revenue recognition policies and practices are materially consistent with this statement.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for our financial statements for the year ending December 31, 2001. The Company does not believe that this statement will have a material impact on our financial position or results of operations.


8.  Stock Repurchase Program

On August 15, 2000, the Company announced that its board of directors had authorized a stock repurchase program whereby up to one million shares of the Company's Class A common stock could be repurchased by the Company from time to time in the open market or through negotiated transactions. Under this program, the Company purchased 390,000 shares at an aggregate cost of approximately $2.3 million. All share purchases occurred during the period from August 16, 2000 and August 23, 2000. Such shares have been classified as treasury shares in the accompanying condensed balance sheet.


9.  Subsequent Event

On October 25, 2000, pcOrder.com, Inc. entered into a merger agreement with Trilogy providing for the acquisition of all of the outstanding Class A common stock of pcOrder at $6.375 per share. Under the terms of the merger agreement, on November 6, 2000, Trilogy is commencing a cash tender offer for any and all outstanding shares of pcOrder Class A common stock, at a price of $6.375 per share. Following the tender offer, a subsidiary of Trilogy will merge with pcOrder and any remaining shares of Class A common stock of pcOrder will be converted into the right to receive $6.375 per share in cash. The tender offer and merger are subject to conditions. pcOrder cannot assure that these conditions will be satisfied or that the tender offer or the merger will be completed. The tender offer is being made solely pursuant to an offer to purchase and related letter of transmittal, each dated November 6, 2000 (as each may be supplemented and amended from time-to-time), that are being filed by pcOrder and Trilogy with the Securities and Exchange Commission and mailed to holders of our Class A common stock. Those documents contain important information that should be carefully read in connection with any decision to tender shares in the tender offer.

On October 25 and 26, 2000, and November 1, 2000, following the joint press release on October 25, 2000 announcing the merger, five purported stockholder class action lawsuits were filed against pcOrder, its five directors, and Trilogy in Delaware Court of Chancery entitled Sidney Isaacs v. pcOrder.com, et al., C.A. No. 18454; Thomas L. Hanley v. pcOrder.com, et al., C.A. No. 18458NC; Andy Hickman v. pcOrder.com, et al., C.A. No. 18455; Amy Collins v. pcOrder.com, et al., C.A. No. 18459NC; and Jeanette Corpus v. pcOrder.com, et al., C.A. No. 18472NC (collectively the "Delaware Complaints"). On October 26, 2000, a similar purported class action lawsuit was filed against the same parties in the District Court of Travis County, Texas entitled James F. Martens v. pcOrder.com, et al., C.A. No GN003141 (the "Texas Petition").

  The allegations in each of the Delaware Complaints are identical, the only difference being the name of the purported class representative in each action. The Delaware Complaints all allege the same grounds for relief, namely that the defendants breached their fiduciary duty to the stockholders by orchestrating the purchase of stock so that the public stockholders were deprived of an "adequate" or "fair" price. The Delaware Complaints also allege that Trilogy has a conflict of interest and committed this breach of fiduciary duty solely to benefit itself in the tender offer and merger. The individual defendants are alleged to have "acquiesced" in Trilogy's wrongdoing. The Delaware Complaints also allege that pcOrder's earning results were withheld until after the merger agreement was announced in order to artificially limit the price of the shares.

  The allegations in the Texas Petition, while not identical to those in the Delaware Complaints, claim essentially the same basic grounds for relief. According to the Texas Petition, the individual defendants breached their fiduciary duty to stockholders of pcOrder in connection with the merger by failing to provide an appropriate process for eliciting and evaluating bids.
The Texas Petition further alleges that the actions of the individual defendants were taken solely to serve their own interests and/or the interests of pcOrder's largest stockholder, while inhibiting the "maximization" of stockholder value. The Texas Petition also contains allegations regarding the timing of the announcement of the merger agreement similar to those in the Delaware Complaints.

  All six of the lawsuits seek declarations that the defendants breached their fiduciary duties (or acquiesced in the breach), unspecified damages and an award of attorneys' fees, among other relief. All of the lawsuits include a request for an injunction declaring the suits maintainable as class actions. Each of the lawsuits seeks to enjoin the transactions contemplated by the merger, including the tender offer and the merger, or to rescind the transactions in the event they are consummated or to obtain rescissory damages. The Texas Petition seeks further declarations that the merger constituted a breach of fiduciary duty and as a result is a nullity, and a further injunction directing the individual defendants to obtain a transaction that is in the best interests of stockholders.

  Although all of the lawsuits include general claims for injunctive relief, to the knowledge of pcOrder and Trilogy none of the plaintiffs has filed a motion requesting the Delaware and Texas courts to prohibit the closing of the tender offer or the merger. pcOrder intends to defend against all of these lawsuits vigorously.

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


Pending merger with Trilogy Software, Inc.

  On October 25, 2000, pcOrder.com entered into a merger agreement with Trilogy Software, Inc. providing for the acquisition of all of the outstanding Class A common stock of pcOrder at $6.375 per share. Under the terms of the merger agreement, on November 6, 2000, Trilogy is commencing a cash tender offer for any and all outstanding shares of pcOrder Class A common stock, at a price of $6.375 per share. Following the tender offer, a subsidiary of Trilogy will merge with pcOrder and any remaining shares of Class A common stock of pcOrder will be converted into the right to receive $6.375 per share in cash. The tender offer and merger are subject to conditions. We cannot assure that these conditions will be satisfied or that the tender offer or the merger will be completed. The tender offer is being made solely pursuant to an offer to purchase and related letter of transmittal, each dated November 6, 2000 (as each may be supplemented and amended from time-to-time), that are being filed by pcOrder and Trilogy with the Securities and Exchange Commission and mailed to holders of our Class A common stock. Those documents contain important information that should be carefully read in connection with any decision to tender shares in the tender offer.


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

  We have not acquired any significant new software customers during the first nine months of this year. During the second quarter, we initiated steps intended to increase our future software bookings, including refocusing our efforts on large enterprise software deals, developing enterprise software solutions that take advantage of the growing demand for transactive content management tools, and increasing the technical capability of our sales force to better align deliverables with our customers' needs and expectations. However, these efforts have not yielded and are not expected to yield an immediate positive impact on our revenues.

  In addition to the lack of new software bookings noted above, certain software and content customers cancelled their contracts with us during the quarter ended September 30, 2000, including GE Capital ITS, Scribona Computer Products, Dell Computers and ZDNet. Revenues from these and other cancelled contracts totaled approximately $1.3 million during the third quarter and accounted for 10% of our total revenues for the quarter. Furthermore, approximately $1.2 million in non-recurring affiliated services revenues from Trilogy and approximately $0.7 million in non-recurring license revenues were recorded during the third quarter. When combined with the revenues from the cancelled contracts, a combined total of $3.2 million in non-recurring revenues were recorded during the quarter ended September 30, 2000.

  In addition to the customer cancellations noted above, another customer, e-Commerce Industries, Inc. ("eci2") has indicated that it wishes to terminate its license agreement with us. We are currently negotiating the termination of that agreement with eci2. We originally entered into this agreement with eci2 in October 1999 in an effort to expand our services and offerings into the office products industry. We still maintain a $3.2 million minority equity investment in eci2 that is being accounted for under the cost method of accounting in the accompanying condensed balance sheets.

 The lack of new software bookings and the customer cancellations mentioned above have resulted in a significant decline in the utilization of our consulting resources. Absent significant new software bookings, our consulting revenues are not expected to return to recent historical levels and will likely decline further in future quarters.

  As a result of the factors mentioned above, we expect to see a substantial reduction in our quarterly revenues during the fourth quarter of 2000 and for the foreseeable future when compared to the revenues achieved during the third quarter of 2000. While we have been taking steps to reduce our related cost of sales and operating expenses to offset the decline in revenues during this period, we currently expect our quarterly net loss and loss per share amounts to increase in the foreseeable future.

  On September 15, 2000, after lengthy discussions, we agreed to an amended contract with our largest customer, Compaq Computer Corporation ("Compaq"), which provides, among other changes, that Compaq could terminate the contract one year earlier than it could under the original contract or elect to reduce the scope of its license and the related license fees.

  We derive our revenues from software and subscription fees, content fees, and other related service fees. Software and subscription fees consist of subscription-based and perpetual license software arrangements. Currently, we derive the majority of our software and subscription fees from subscription-based arrangements, but may from time to time grant perpetual licenses to accommodate individual customer needs. Content fees are charged on a subscription basis for access to and maintenance of information stored in our product databases. Our service fees consist of providing consulting, training and Web-hosting services to our customers. With the exception of Web-hosting, these fees are generally charged on a time and materials basis. However, we have in the past and may from time to time in the future provide these services on a fixed-price basis. Customers receiving Web-hosting services are typically charged a monthly fee for each server used in providing such services.

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

  We record cash advances and amounts billed in excess of revenue recognized as deferred revenue. Our deferred revenue balance on September 30, 2000 was $27.8 million. Approximately $21.6 million of this deferred revenue is expected to be recognized as revenue within the following 12 months, with the remaining amount expected to be recognized in later periods. The deferred revenue balance generally results from billings to and collections from customers in advance of delivery of products or performance of services. The timing and amount of cash advances from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period. Deferred revenue is not indicative of our entire contract backlog or future revenues. The 22% increase in the deferred revenue balance (including the long-term portion of deferred revenue) from June 30, 2000 to September 30, 2000 was almost entirely attributable to the receipt of a large cash prepayment from Compaq during the quarter. As a result of the lack of new software bookings and customer contract cancellations previously mentioned, we expect to see a significant decline in our deferred revenue balance going forward.

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

  Because the market for our products has only recently emerged, and because of other factors described elsewhere in this Form 10-Q, we believe that our quarterly and annual revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of our future performance. We currently expect that our quarterly revenues will decline significantly for the foreseeable future when compared to the quarterly revenues achieved during the third quarter of this year. There can be no assurance that our revenues will grow in future periods or that we will achieve profitability on a quarterly or annual basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve or sustain profitability in the future.

Results of Operations


Revenues

                                   For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  --------------------------
                                     2000     1999     % Change    2000     1999   % Change
                                   ----------------------------  --------------------------
  Year-over-Year Growth
  Software and Subscriptions.....  $ 6,912    $ 6,257      10%   $20,975   $14,489     45%
  Content and Services...........    6,540      6,800     (4)%    23,161    15,136     53%
                                   -------    -------     ---    -------   -------     --
     Total Revenues..............  $13,452    $13,057       3%   $44,136   $29,625     49%
                                   =======    =======     ===    =======   =======     ==

  % of Revenues
  Software and Subscriptions.....       51%        48%                48%       49%
  Content and Services...........       49%        52%                52%       51%
                                   -------    -------            -------   -------
     Total Revenues..............      100%       100%               100%      100%
                                   =======    =======            =======   =======

  Software and Subscriptions. The software and subscriptions revenue figure of $6.9 million for the three-month period ended September 30, 2000 included approximately $0.4 million in non-recurring subscription revenues that were accelerated due to the cancellation of a particular contract. Additionally, approximately $1.0 million in perpetual license fees were recorded during the quarter ended September 30, 2000, versus $2.2 million for the same period in the prior year. Excluding these amounts and the non-recurring subscription revenue from the cancelled contract, total software and subscriptions revenues for the quarter ended September 30, 2000 increased by approximately $1.4 million, or 35%, when compared to the same period last year. The increase was almost entirely due to an increase in the amount of subscription revenues recognized under our subscription services agreement with Compaq. The increase in absolute dollars for the nine-months ended September 30, 2000 was due primarily to increased subscription revenues recognized from our existing customers, primarily Compaq. Software and subscriptions revenues increased as a percentage of total revenues during the three-month period ended September 30, 2000 primarily due to a relative decrease in content and services revenues. During the nine-month period ended September 30, 2000, software and subscription revenues decreased slightly as a percentage of total revenues due to a higher relative increase in content and services revenues during the same period.

  During the nine-month period ended September 30, 2000 we did not acquire any new significant software customers. During the three-month period ended September 30, 2000, we had a number of customers who cancelled their contracts with us. We currently expect that the above factors will result in a further reduction in our quarterly software and subscription revenues in the fourth quarter of this year and for the foreseeable future. Additionally, in the three-month period ended September 30, 2000, we amended our agreement with Compaq following several months of discussion. The amendment provides Compaq with rights to terminate the contract earlier or reduce the scope of the software licensed and related license fees. If Compaq exercises these rights, we would experience a significant decline in our software and subscription revenues in future periods.

  Content and Services. The decrease in content and services revenues in absolute dollars and as a percentage of total revenues for the three-month period ended September 30, 2000 was due primarily to a reduction in consulting revenues as a result of the lack of new software customers during the year. The increase in content and services revenues in absolute dollars and as a percentage of total revenues for the nine-month period ended September 30, 2000 was due primarily to additional consulting revenues during the first half of 2000 as compared to the first half of 1999, and to a lesser degree, higher content revenues. The increase in consulting revenues was primarily attributed to continuing integration work for software customers that were added primarily during the second half of 1999. The increase in content revenues was attributed to an overall increase in our content-only customer base during the first nine months of this year.

  Due to the lack of new software customer acquisitions, contract cancellations and the anticipated lower utilization of our software by certain existing software customers, we anticipate a significant decline in our quarterly consulting revenues during the fourth quarter of this year and continuing for the foreseeable future. Additionally, due to the customer contract cancellations previously discussed, we anticipate a similar decline in our quarterly content and hosting revenues.

Cost of Revenues and Gross Margins

                                   For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  --------------------------
                                     2000     1999     % Change    2000     1999   % Change
                                   ----------------------------  --------------------------
  Year-over-Year Growth
  Software and Subscriptions.....  $1,198    $1,387       (14)%   $ 3,877  $ 3,710      5%
  Content and Services...........   5,953     5,066        18 %    20,640   11,166     85%
                                   ------    ------       ----    -------  -------     --
     Total Cost of Revenues......  $7,151    $6,453        11 %   $24,517  $14,876     65%
                                   ======    ======       ====    =======  =======     ==

  Gross Margin Percentages
  Software and Subscriptions.....      83%       78%                   82%      74%
  Content and Services...........       9%       26%                   11%      26%
                                   ------    ------               -------  -------
     Total Gross Margin..........      47%       51%                   44%      50%
                                   ======    ======               =======  =======

  Software and Subscriptions. Cost of software and subscriptions revenues consists primarily of royalties paid to Trilogy and the costs of providing maintenance and support for our software customers. The absolute dollar decrease for the three-month period ended September 30, 2000 was due primarily to higher billable utilization of our customer support organization resulting in the allocation of those costs to the cost of content and services revenues. The slight increase in absolute dollars for the nine-month period ended September 30, 2000 was primarily related to an increase in customer support headcount and higher outsourced services in the first half of 2000 as compared to the first half of 1999.

  Software and subscriptions gross margins increased in both periods due to economies realized in the software support organization, primarily related to the increased billable utilization of our customer support personnel.

  Content and Services. Cost of content and services revenues consists primarily of the cost of providing access, entry, update and maintenance services for our product content databases and the cost of in-house and contract personnel providing consulting, support and training services. The increase in cost of content and services revenues in both periods was primarily due to an increase in the number of personnel and other costs associated with providing increased consulting and hosting services to our software customers. Additionally, increased headcount and outsourced data entry costs associated with our content management organization also contributed to the increase for the nine-month period ended September 30, 2000.

  Content and services gross margins decreased in both periods primarily due to a decrease in the billable utilization of our consulting organization as a result of a decrease in new software bookings and contract cancellations. Furthermore, content and services gross margins for both periods were negatively impacted by increased personnel and other investments made in our content management group and higher outsourced service costs associated with our consulting organization.

Operating Expenses

Research and Development

                                   For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  --------------------------
                                     2000     1999     % Change    2000     1999   % Change
                                   ----------------------------  --------------------------
  Year-over-Year Growth
  Research and development.......  $3,754    $1,959       92%    $11,430   $4,727    142%

  % of Revenues..................      28%       15%                  26%      16%

   Research and development expenses consist primarily of the costs of in-house and contract personnel to support our product development efforts. The increase in absolute dollars and as a percentage of total revenues was primarily due to the increase in outsourced development costs, primarily from Trilogy, and the increase in the number of internal development personnel.

Selling and Marketing

                                   For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  --------------------------
                                     2000     1999     % Change    2000     1999   % Change
                                   ----------------------------  --------------------------
  Year-over-Year Growth
  Selling and marketing..........  $1,967    $4,388        (55)%  $9,342   $13,086   (29)%

  % of Revenues..................      15%       34%                  21%       44%

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

General and Administrative

                                   For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  --------------------------
                                     2000     1999     % Change    2000     1999   % Change
                                   ----------------------------  --------------------------
  Year-over-Year Growth
  General and administrative.....   $1,839    $1,503      22%    $6,620    $4,306     54%

  % of Revenues..................       14%       12%                15%       15%

   General and administrative expenses consist primarily of personnel costs, recruiting and professional legal and accounting services. Additionally, management fees paid to Trilogy are also included in general and administrative expenses. General and administrative expenses increased during the three-month period ended September 30, 2000 primarily due to increased costs associated with an increase in the number of administrative personnel. For the nine-month period ended September 30, 2000, the increase in costs was primarily attributable to an increase in recruiting campaigns and, to a lesser extent, an increase in the number of administrative personnel.

Amortization of Deferred Stock Compensation

  We record deferred stock compensation expense for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of these grants. This amount is amortized over the vesting periods of the underlying options. For the three months ended September 30, 2000 and 1999, such amortization totaled approximately $174,000 and $259,000, respectively. For the nine months ended September 30, 2000 and 1999, deferred stock compensation amortization totaled approximately $645,000 and $953,000, respectively.

Interest Income

  Interest income represents income earned on cash and cash equivalents and our short and long-term investments. Interest income increased to approximately $1,187,000 for the three months ended September 30, 2000 from approximately $764,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, interest income totaled $3,613,000 and $1,605,000, respectively. The increase in interest income in both periods is due to the increase in our cash and cash equivalents and short-term investments as a result of our initial public offering in February 1999 and our secondary offering in December 1999.

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

  No income tax benefit was recorded for the three months and nine months ended September 30, 2000. The income tax benefit recorded in 1999 reflects the benefit that we were able to realize under the consolidated tax sharing arrangement that was in place with Trilogy at that time.

Liquidity and Capital Resources

  As of September 30, 2000 we had approximately $78.0 million in cash and short-term investments. For the nine months ended September 30, 2000, cash and cash equivalents increased approximately $15.0 million. However, when combined with short-term investments, we had a net decrease of $3.5 million for the nine months ended September 30, 2000.

  Net cash used in operations totaled $0.5 million for the nine months ended September 30, 2000 and net cash provided by operations totaled $12.6 million for the nine months ended September 30, 1999. Cash used by operations for the nine months ended September 30, 2000 resulted primarily from decreases in deferred revenue and accrued liabilities, offset by a decrease in accounts receivable. Cash provided by operations for the nine months ended September 30, 1999 resulted primarily from an increase in deferred revenue, accrued liabilities, and, to a lesser extent, non-cash expenses, partially offset by an increase in accounts receivable and a reduction in the payable to Trilogy.

  Net cash provided by investing activities for the nine months ended September 30, 2000 was $16.7 million and was a result of the net activity of purchases and sales of short-term and long-term investments, offset by the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 1999 was $21.0 million and related to the purchase of short-term and long-term investments and to the purchase of property and equipment.

  Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2000 and was attributable to the repurchase of pcOrder shares under the share buyback program, offset by proceeds received from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 1999 was $48.3 million. Net cash provided by financing activities for the nine months ended September 30, 1999 was primarily a result of the initial public offering completed in February 1999.

  As of September 30, 2000, our principal sources of liquidity consisted of $69.1 million in cash and cash equivalents and $8.9 million in short-term investments. As of that date, our principal commitments consisted of obligations in connection with our operating leases. We believe that our current cash and cash equivalents and short-term investments balances, supplemented by cash flows from our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. In the event the proposed acquisition by Trilogy is not completed, we may be required to raise additional financing in order to satisfy our long-term cash flow requirements and there can be no assurance that financing will be available in amounts or on terms acceptable to our stockholders and us.

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


Risk that our stock price will decline if the acquisition by Trilogy is not completed

  Our stock price has increased significantly with the announcement of the proposed acquisition by Trilogy. Both the tender offer and merger are subject to conditions. In the event that these conditions are not satisfied or the tender offer or merger are otherwise not consummated, the shares that continue to trade may deeply decline in price to reflect that the agreement with Trilogy is no longer pending and to reflect other potential adverse consequences associated with the transaction, including the litigation that has commenced and the departure of key personnel who have indicated that they would depart the Company if it were not acquired. In addition, depending on the number of shares purchased by Trilogy in the tender offer, there may be so few remaining stockholders and publicly held shares that the shares will no longer be eligible to be traded on the Nasdaq National Market System or other securities markets, there may not be a public trading market for the shares and pcOrder may cease making filings with the Securities and Exchange Commission or may otherwise cease being required to comply with the rules and regulations of the Securities and Exchange Commission governing publicly held companies.

  If the tender offer and merger are not completed, the Company's continuing operations, financial condition and share price would continue to be subject to the following risks:


We currently expect our revenues to decline and losses to increase in the near term.

  We did not acquire any new significant software customers during the nine-month period ended September 30, 2000 and we currently expect our revenues to decline significantly during the remainder of the year. We are implementing measures aimed towards increasing software bookings and revenues in the future; however, we face significant risks in increasing our revenue base as described in the paragraphs below. If the measures we are taking are not successful, revenues may continue to decline in periods beyond 2000.

   In each fiscal year since inception, we have incurred losses from operations, except for a small operating profit in 1995. At September 30, 2000, we had an accumulated deficit of $24.1 million. Given our expected decline in revenues, we are taking steps to reduce expenses. However, we currently expect our losses to continue. If we are not successful in our efforts to grow revenues profitably, losses may continue to increase in future periods.


A majority of our revenues come from a few customers.

  Greater than 60% of our revenues came from our five largest customers in each of the last three fiscal years and greater than 67% of our revenues were generated by our five largest customers in the nine months ended September 30, 2000. In particular, one customer, Compaq, represented a significant portion of our total revenues during 1999 and in the nine months ended September 30, 2000. Also, Trilogy was one of our five largest customers for the quarter ended September 30, 2000. In the quarter ended September 30, 2000, certain software and content customers terminated their contracts with us. If we lose and fail to replace any additional large customers, including Compaq, our financial results and stock price may be adversely affected. We plan to try and expand and diversify our customer base. However, as a result of our limited operating history, we have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from a limited number of large customers.

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

  The recent decrease in the number of participants in the computer industry's distribution channel, and the financial difficulties facing many of the participants, could result in the loss of material customers for our solutions or render us unable to increase the number of customers for our solutions. The computer industry is sensitive to general economic, business and industry conditions that can cause buyers of computer products to reduce or delay their investments in computer systems. Any event or condition that results in decreased spending on computer products, or consolidation within the computer industry, could have a negative effect on our customers and negatively impact our business. The number of participants in the channel of distribution of computer products has decreased significantly, beginning in 1999. We believe this is the result of consolidations among participants through mergers, acquisitions and other business combinations, business failures, manufacturers aligning with fewer distributors and retailers and other factors. Many of the current participants face serious financial difficulties, or are undergoing significant management or strategic changes, which could cause them to reduce, delay or suspend investments in the type of products and services that we offer. These difficulties may also cause existing customers to attempt to renegotiate or terminate existing contracts or delay product implementations or payments.


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

  We particularly depend on the continued services and performance of Ross A. Cooley, our Chairman and Chief Executive Officer, and Christina C. Jones, our President, Chief Operating Officer and founder. Mr. Cooley, in his capacity as our Chairman and Chief Executive Officer, currently performs various executive and leadership functions, including executive management of new customer and new account relationship activities and recruitment of senior management personnel. Ms. Jones, in her capacity as our President and Chief Operating Officer, is principally responsible for managing our daily operations and developing our strategic and operational plans. We currently do not carry key person life insurance for either Mr. Cooley or Ms. Jones. Mr. Cooley has indicated that he will depart the company if the acquisition by Trilogy is not completed. Other key personnel have made similar indications.


Trilogy has voting control over pcOrder and may exercise that control in a manner that adversely affects the company or other stockholders.

  As of September 30, 2000, Trilogy owned approximately 61% of our outstanding common stock. This level of ownership provides Trilogy with the voting power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. For example, Trilogy can elect all of our directors, cause an amendment of our Certificate of Incorporation, Bylaws and other documents, and generally control the management of our business and affairs. In addition, the shares of Class B common stock held by Trilogy entitle Trilogy to eight votes per share, while each share of Class A common stock held by our other stockholders entitle the holders to only one vote per share. Accordingly, Trilogy may retain the ability to determine the outcome of matters submitted to a vote of our stockholders even if it holds less than a majority of our outstanding common stock. If Trilogy sells some or all of its pcOrder common stock to a third party, the third party may be able to control us in the manner that Trilogy is currently able to control us, including the election of all of the members of our board of directors. A sale by Trilogy to a third party may adversely affect our other stockholders, the trading price of our Class A common stock and our business.

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

  Our past growth -has placed significant demands on our management and other resources. Our revenues increased from $5.9 million in 1996 to $44.0 million in 1999. Our staff increased from one employee in June 1994 to 233 employees at September 30, 2000. This growth has resulted in substantial expansion of our infrastructure, including operating and financial systems and controls and the geographic scope of our operations and customers, as well as new and increased responsibilities for management personnel. The growth has placed a significant strain on our management and operations. In addition, we have historically relied on Trilogy to provide some human resource, finance, recruiting, legal and other services. We have assumed responsibility for some of those services. If we are unable to develop the necessary personnel and infrastructure to manage our business and operations, our financial performance and stock price may be adversely affected.


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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes on our investment portfolio as well as changes in the value of our equity investment in e-commerce Industries, Inc. Such risks were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 1999 and did not materially change during the three months or nine months ended September 30, 2000.


PART II   OTHER INFORMATION

Item  1.  Legal Proceedings

None. See, however, footnote 9 to the financial statements included in Item 1 of
Part I for a description of certain lawsuits filed after the end of the third quarter.

Item  2.  Changes in Securities

The Company's registration statement (Registration No. 333-62985) under the Securities Act of 1933, as amended, for its initial public offering became effective on February 26, 1999. Offering proceeds, net of aggregate expenses to the Company of approximately $2.2 million, were approximately $47.2 million.
The Company continues to use the proceeds to help fund its working capital requirements, as needed.


Item  3.  Defaults upon Senior Securities

None


Item  4.  Submission of Matters to a Vote of Security Holders


   (a)  The Annual Meeting of Stockholders was held on July 6, 2000.

   (b) All board of directors nominees referenced in Item 4(c) below were elected at the Annual Meeting of Stockholders on July 6, 2000.

   (c)  The matters voted upon and the results of the voting were as follows:

        (1)  The following five persons were elected to the Board of Directors:

                Nominee               Votes for     Votes against
                --------------------  ----------    --------------------
                Ross A. Cooley        88,559,892        14,977
                Joseph A. Liemandt    88,543,965        30,904
                Peter J. Barris       88,559,892        14,977
                Linwood A. Lacy       88,559,892        14,977
                Robert W. Stearns     88,559,892        14,977

        (2) Adoption of the pcOrder.com Employees Stock Purchase Plan and the pcOrder.com, Inc. Foreign Subsidiary Employee Stock Purchase Plan was approved. The votes on this proposal were 85,278,021 for, 45,480 against, and 99,589 abstained.

        (3) Amendment to the Company's 1999 Stock Option Incentive Plan (the "Incentive Plan") to (a) increase the number of shares of Class A common stock reserved for issuance under the Incentive Plan by an additional 1,500,000 shares and (b) impose a limit on the number of shares with respect to which awards may be made to each executive officer under the Incentive Plan in any one year was approved. The votes on this proposal were 85,004,446 for, 322,414 against, and 96,230 abstained.

        (4) The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved. The votes on this proposal were 88,563,024 for, 9,820 against, and 2,025 abstained.


Item  5.  Other Information

None.

Item  6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:
        ---------

        The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

   (b)  Reports on Form 8-K:
        --------------------

        The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PCORDER.COM, INC.



Date:  November 6, 2000             /s/ Carleton K. Thompson
                                    ------------------------------------------
                                    Name:  Carleton K. Thompson
                                    Title: Vice-President of Finance (principal
                                           accounting officer)

                                 EXHIBIT INDEX

   Exhibit
    Number                                  Exhibit Title
--------------      -----------------------------------------------------------
    10.18+          Amendment No. 1 to Subscription Services Agreement,
                    effective September 15, 2000, between pcOrder.com, Inc.
                    and Compaq Computer Corporation

       27           Financial Data Schedule

+ Confidential treatment has been requested with respect to portions of the agreement indicated with an asterisk [*]. A complete copy of this agreement, including the redacted items, has been separately filed with the Securities and Exchange Commission.